Form 10-Q
period 1995-02-26
GOODMARK FOODS INC
filed 1995-04-11
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Thirteen Weeks Ended                              Commission File Number
FEBRUARY 26, 1995                                                      0-13944


                              GOODMARK FOODS, INC.

             (Exact name of Registrant as specified in its charter)


NORTH CAROLINA                                                        56-1330788
(State of incorporation)                                        (I.R.S. Employer
                                                             Identification No.)


6131 FALLS OF NEUSE ROAD, RALEIGH, NORTH CAROLINA                          27609
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (919) 790-9940

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements  for  the  past  90 days.
                             Yes  X          No
                                 ---            ---

Number of shares outstanding of Registrant's Common Stock,
   $.01 par value, as of April 4, 1995                                 7,730,306


                                 -Page 1 of 9-

                              GOODMARK FOODS, INC.

                           Form 10-Q Quarterly Report

                                     Index

                                                            Page
PART I.  Financial information

    Item 1.  Consolidated financial statements

             Consolidated balance sheets                     3

             Consolidated statements of income               4

             Consolidated statements of cash flows           5

             Notes to consolidated financial statements      6

    Item 2.  Management's discussion and analysis of
             financial condition and results of operations   8

PART II. Other information


    Item 5.  Other information                               9

    Item 6.  Exhibits and reports on Form 8-K                9


                                 -Page 2 of 9-

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------

                              GOODMARK FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 26, 1995 AND MAY 29, 1994
                       ----------------------------------
                                    ($000's)

                                                   February 26, 1995     May 29, 1994
                                                   -----------------     ------------
ASSETS

Current assets
     Cash and cash equivalents                          $     -            $   522
     Accounts and notes receivable                        9,350              8,988
     Inventories                                         15,319             10,606
     Prepaid expenses and other assets                    6,935              5,157
                                                        -------            -------
        Total current assets                             31,604             25,273

Property and equipment, net                              47,012             30,671

Other assets                                              3,196              3,615
                                                        -------            -------
        Total                                           $81,812            $59,559
                                                        =======            =======

LIABLILITES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                   $ 7,143            $ 4,396
     Current portion of long-term debt and other
       long-term obligations                                  -                 47
     Accrued expenses and other liabilities               9,477              8,987
                                                        -------            -------
        Total current liabilities                        16,620             13,430

Long-term debt and other long-term obligations           16,850              5,500

Deferred income taxes                                     3,668              3,235

Commitments and contingencies

Shareholders' equity                                     44,674             37,394
                                                        -------            -------
        Total                                           $81,812            $59,559
                                                        =======            =======

   See accompanying notes to consolidated financial statements.


                                 -Page 3 of 9-

- - --------------------------------------------------------------

                              GOODMARK FOODS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 13 AND 39 WEEK PERIODS ENDED
                    FEBRUARY 26, 1995 AND FEBRUARY 27, 1994
                    ---------------------------------------
                                    ($000's)

                                                            13 Weeks Ended         39 Weeks Ended
                                                         -------------------    -------------------
                                                          Feb. 26,  Feb. 27,     Feb. 26,  Feb. 27,
                                                            1995      1994         1995      1994
                                                         --------- ---------    --------- ---------
Net sales                                                 $41,150   $35,069     $129,050  $115,491

Cost of goods sold                                         25,922    22,047       79,026    73,617
                                                          -------   -------     --------  --------
Gross profit                                               15,228    13,022       50,024    41,874

Selling, general, and
 administrative expenses                                   12,125    11,020       37,303    34,288
                                                          -------   -------     --------  --------
Income from operations                                      3,103     2,002       12,721     7,586

Interest and other net expense (income)                       (25)       24           97        15
                                                          -------   -------     --------  --------
Income before income taxes and
 cumulative effect of change in
 accounting for income taxes                                3,128     1,978       12,624     7,571

Income taxes                                                1,175       744        4,746     2,847
                                                          -------   -------     --------  --------
Income before cumulative effect of
 change in accounting for income taxes                      1,953     1,234        7,878     4,724

Cumulative effect of change in
 accounting for income taxes                                    -         -            -      (211)
                                                          -------   -------     --------  --------
Net income                                                $ 1,953   $ 1,234     $  7,878  $  4,513
                                                          =======   =======     ========  ========
Earnings per common share-primarily
 and fully diluted:
  Before cumulative effect of change
   in accounting for income taxes                         $  0.24   $  0.16     $   0.98  $   0.57

  Cumulative effect of change in
   accounting for income taxes                                  -         -            -     (0.02)
                                                          -------   -------     --------  --------
  Earnings per share                                      $  0.24   $  0.16     $   0.98  $   0.55
                                                          =======   =======     ========  ========
  Average shares outstanding-primary                        8,042     7,702        8,004     8,154
                                                          =======   =======     ========  ========
  Average shares outstanding-fully diluted                  8,049     7,702        8,045     8,154
                                                          =======   =======     ========  ========
Dividends per share                                       $  0.03   $  0.03     $   0.09  $   0.08
                                                          =======   =======     ========  ========

   See accompanying notes to consolidated financial statements.


                                 -Page 4 of 9-

- - --------------------------------------------------------------

                              GOODMARK FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 39 WEEK PERIODS ENDED
                    FEBRUARY 26, 1995 AND FEBRUARY 27, 1994
                    ---------------------------------------
                                    ($000's)

                                                                              39 Weeks Ended
                                                                     --------------------------------
                                                                      Feb. 26, 1995    Feb. 27, 1994
                                                                     ---------------  ---------------
 Cash flows from operating activities:
     Net income                                                           $  7,878      $  4,513
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                        3,528         2,967
        Cumulative effect of change in accounting principle                      -           211
        Provision for deferred income taxes                                    514           347
        (Gain) loss on disposal of fixed assets                                260           (11)
        Changes in assets and liabilities:
          Net increase in assets                                            (6,934)       (2,568)
          Net increase in liabilities                                        3,237           603
                                                                          --------      --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                              8,483         6,062
                                                                          --------      --------
 Cash flows from (used in) investing activities:
      Proceeds from disposal of investments                                      -         1,709
      Purchase of investments                                                    -        (1,709)
      Capital expenditures, net of proceeds from
        disposal of fixed assets                                           (19,686)       (3,529)
      Increase in other assets                                                 (22)            -
                                                                          --------      --------
      NET CASH USED IN INVESTING ACTIVITIES                                (19,708)       (3,529)
                                                                          --------      --------
 Cash flows from (used in) financing activities:
      Proceeds from issuance of long-term debt                              34,760        17,200
      Principal payments on long-term debt                                 (23,457)      (14,435)
      Stock options exercised                                                   95           250
      Cash dividends paid                                                     (695)         (602)
      Repurchase of common stock                                                 -        (7,563)
                                                                          --------      --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   10,703        (5,150)
                                                                          --------      --------

 Net decrease in cash and cash equivalents                                    (522)       (2,617)

 Cash and cash equivalents at beginning of period                         $    522         3,293
                                                                          --------      --------
 Cash and cash equivalents at end of period                               $      0      $    676
                                                                          ========      ========

 See accompanying notes to consolidated financial statements.


                                 -Page 5 of 9-

- - --------------------------------------------------------------

                              GOODMARK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ($000's)

1) The Notes to Consolidated Financial Statements included in Registrant's annual report for the fiscal year ended May 29, 1994 as incorporated in Form 10-K filed with the Securities and Exchange Commission on August 22, 1994 should be read in conjunction with these quarterly financial statements.

2) The financial information herein is unaudited. The information reflects all normal recurring adjustments which are necessary in management's opinion for a fair statement of results for the interim periods presented.

3) Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following in thousands of dollars:

                                  2/26/95      5/29/94
                                  -------      -------
     Raw materials                $ 5,168      $ 3,477
     Work-in-process                  911        1,041
     Finished goods                 9,727        6,970
     Less LIFO reserve               (487)        (882)
                                  -------      -------
     Inventories, net             $15,319      $10,606
                                  =======      =======

4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                 13 Weeks Ended     39 Weeks Ended
                                 ---------------   -----------------
                                 2/26/95 2/27/94   2/26/95   2/27/94
                                 ------- -------   -------   -------
     Interest expense              $  1    $ 67      $ 19      $127
     Interest income                (19)    (34)      (67)      (65)
     Other income                    (7)     (9)      145       (47)
                                   ----    ----      ----      ----
     Other expense (income), net   ($25)   $ 24      $ 97      $ 15
                                   ====    ====      ====      ====

     Interest expense for the third quarter and year-to-date periods of fiscal 1995 excludes $189,337 and $325,213, respectively, of interest that was capitalized with the Garner plant expansion project.


                                 -Page 6 of 9-

- - --------------------------------------------------------------

                              GOODMARK FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    ($000's)

5) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective May 31, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to decrease net income by $211 ($.02 per share) for the nine months ended February 27, 1994.

6) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares oustanding under the primary earnings per share calculation for the third quarter and year-to-date periods of fiscal 1995 include 316,345 and 283,590, respectively, of equivalent shares from options. Weighted average shares oustanding under the fully diluted earnings per share calculation for the third quarter and year-to-date periods of fiscal 1995 include 323,737 and 325,083, respectively, of equivalent shares from options. In the prior year, stock options did not impact per share data as they were either insignificant or antidilutive.

7) Interim results are not necessarily indicative of results for the fiscal year.


                           -Page 7 of 9-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------
                                    ($000's)

Material Changes in Financial Condition from Fiscal Year End
- - ------------------------------------------------------------

Long term debt and obligations were 27.4% of total capitalization at February 26, 1995 compared to 12.8% at May 29, 1994. The higher long term debt and obligations to capitalization ratio is the result of planned conventional bank borrowing to help fund the major expansion of the Garner, NC production facility. Net property and equipment increased to $47,012 from $30,671 since fiscal year end due primarily to the Garner expansion project, which is on schedule and on budget. We received USDA approval for the new facility and started phasing in production in mid-February.

Inventories, mostly finished goods, increased $4,713, or 44%, since fiscal year end to accommodate strong demand forecasts for the fourth quarter during which we will be experiencing some production interruptions due to the installation of new equipment.

The current ratio at February 26, 1995 was 1.9, which is the same as it was at May 29, 1994. Working capital increased to $14,984 from $11,843 at fiscal year end.

Material Changes in Results of Operations for the Third Fiscal Quarter and
- - --------------------------------------------------------------------------
Nine Months
- - -----------

Sales for the third quarter of fiscal 1995 were 17% favorable to last year's third quarter. Snack sales were up by 21%. Packaged meats sales (which account for approximately 12% of total sales) were down by 3%. For the first nine months, total sales were up 12%. Snack sales were up 14% while packaged meats sales were down 4%. All our snack brands are growing. We believe our aggressive marketing programs for meat snacks have driven category growth and market share gains. We believe that our reduced sales of packaged meats reflects depressed market conditions for fresh meats.

A combination of low meat costs and productivity gains continue to provide record margins. The third quarter gross profit margin rate was 37%, same as a year ago. For the first nine months, the gross profit margin was 39% versus last year's 36%.

Selling, general, and administrative expenses were down as a percentage of sales to 30% for the third quarter and 29% for the first nine months compared to 31% in last year's third quarter and 30% in the first nine months. The margin rate of operating income increased from 5.7% to 7.5% for the third quarter and from 6.6% to 9.9% for the first nine months.

Net income for the third quarter increased 58% to $1,953, or $.24 per share, from $1,234, or $.16 per share, for last year's third quarter. Net income for the first nine months was up 75% to $7,878, or $.98 per share, from $4,513, or $.55 per share, in the year-earlier period. Net income for the first nine months of last year included a one-time, non-cash charge of $.02 per share to reflect a change in accounting related to income taxes. Also, the third quarter and first nine month's earnings per share comparisons were favorably affected by the 1,000,000 shares of


                                 -Page 8 of 9-
stock repurchased on October 5, 1993. The reduction in the number of shares outstanding was partially offset due to the GAAP requirement to increase the number of equivalent shares outstanding for stock options resulting from the increase in GoodMark's stock price. See note 6 of Notes to Consolidated Financial Statements. No options were reflected in the year-earlier periods. All share and per share figures reflect the two-for-one stock split that was effected August 1, 1994.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.  OTHER INFORMATION
- - --------------------------

On January 23, 1995, Robert B. Seidensticker (65) was elected to the Board of Directors of the Company. Mr. Seidensticker fills the position formerly held by Preston Townley, who passed away in September, 1994.

On March 21, 1995, the Board of Directors declared a regular quarterly cash dividend of $.03 per share. The dividend is payable May 1, 1995 to shareholders of record as of the close of business on April 14, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a)  Exhibits:  EX-27 Financial Data Schedule (For SEC use only)

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended February 26, 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOODMARK FOODS, INC.
                                       (Registrant)

Date:   April 10, 1995                 /s/ Ron E. Doggett
                                       ------------------------------------
                                       Ron E. Doggett
                                       Chairman and
                                       Chief Executive Officer





Date:   April 10, 1995                 /s/ Paul L. Brunswick
                                       ------------------------------------
                                       Paul L. Brunswick
                                       Vice President
                                       Chief Financial Officer


                                 -Page 9 of 9-