Form 10-K405
period 1995-05-28
GOODMARK FOODS INC
filed 1995-08-25
CIK 778709

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended May 28, 1995  Commission file number 0-13944

                             GoodMark Foods, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

    North Carolina                                56-1330788
------------------------               -------------------------------
(State of Incorporation)               (I.R.S. Employer Identification
                                               Number)
       6131 Falls of Neuse Road
       Raleigh, North Carolina                        27609
----------------------------------------     -------------------------
(Address of Principal Executive Offices)            (Zip Code)


Registrant's telephone number, including area code:  (919) 790-9940

Securities registered pursuant to Section 12(g) of the Act:

                         $.01 Par Value Common Stock
                         ---------------------------
                               (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X                           No
                 ------                            ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

    As of August 4, 1995, there were 7,817,023 shares of the Registrant's common stock outstanding, $.01 par value per share. The aggregate market value of the Registrant's common stock at August 4, 1995 held by those persons deemed by the Registrant to be nonaffiliates was approximately $70 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Documents                                           Where Incorporated
---------                                           ------------------

1.  Annual Report to Shareholders for year ended              Part II
    May 28, 1995

2.  Proxy Statement for Annual Meeting of Shareholders        Part III
    to be held September 28, 1995

                              GOODMARK FOODS, INC.

                            Form 10-K Annual Report

                                     Index
                                     -----

                                                           Page
                                                           ----
PART I.

  Item 1.  Business

           General development of business                   3
           Narrative description of business                 3
           Financial information about export sales          6

  Item 2.  Properties                                        8

  Item 3.  Legal proceedings                                 8

  Item 4.  Submission of matters to a vote of security
           holders                                           8

PART II.

  Item 5.  Market for Registrant's common equity
           and related stockholder matters                   9

  Item 6.  Selected financial data                           9

  Item 7.  Management's discussion and analysis of
           financial condition and results of operations     9

  Item 8.  Financial statements and supplementary data       9

  Item 9.  Changes in and disagreements with accountants
           on accounting and financial disclosure           10

PART III.

  Item 10. Directors and executive officers of the
           Registrant                                       10

  Item 11. Executive compensation                           10

  Item 12. Security ownership of certain beneficial
           owners and management                            10

  Item 13. Certain relationships and related transactions   10

PART IV.

  Item 14. Exhibits, financial statement schedules,
           and reports on Form 8-K                          10


                                    PART I

    ITEM 1.  DESCRIPTION OF BUSINESS

    General Development of Business. GoodMark Foods, Inc. (the "Company") was formed in May 1982 as a management buyout of the business from General Mills, Inc. It became publicly-owned in November, 1985.

    Narrative Description of Business. The Company manufactures consumer food products including meat snacks, packaged meats, and extruded grain snacks.

    The Company is the leading producer and marketer of meat snacks in the United States. Its principal products are meat sticks, beef jerky, and pickled sausage sold under the SLIM JIM(R), PEMMICAN(R), PENROSE(R), and SMOKEY MOUNTAIN(R) brand names. The first three brands are leading brands in their respective niches of the meat snack industry.

    The Company makes extruded grain snacks under the ANDY CAPP'S(R) brand.

    The Company also manufactures a line of packaged meats including hot dogs, bologna, sausage, and luncheon meats marketed in Virginia and the Carolinas under the JESSE JONES brand.

    SLIM JIM meat sticks are a ready-to-eat dry sausage made of meat, spices, and seasonings. SLIM JIM is a widely-recognized brand name in the snack food industry. The Company markets over thirty different types of SLIM JIM meat sticks including Spicy, TABASCO(R), Summer Sausage, Beef'n Cheese, Mild flavors, Beef Steak, and Pepperoni. SLIM JIM's are sold in various sizes including the original SLIM JIM, BIG SLIM(R), SUPER SLIM(R), and SLIM JIM GIANT(R).

    SLIM JIM jerky is made from beef which has been chopped, seasoned, formed, thinly sliced, and dried. SLIM JIM chopped and formed jerky comes in both Spicy and TABASCO flavors.

    SMOKEY MOUNTAIN premium quality chopped and formed jerky was introduced in fiscal year 1991. It is packaged in both a pouch and a stick, and is offered in Hickory Smoked, Sweet Barbecue, and Hot & Spicy flavors.

    PEMMICAN natural style beef jerky is made from thinly-sliced beef which has been seasoned, smoked, and dried. PEMMICAN natural style jerky comes in several flavors including natural, teriyaki, peppered, and hickory.

    PENROSE beef and pork products are sausages which are seasoned, cooked, pickled, and packed in a variety of sizes. A large segment of the pickled meat snack market is the single serving pouch which is an alternative to the traditional glass containers of pickled sausages.

    ANDY CAPP'S extruded products are french fry shaped snacks that are baked rather than fried from a grain and vegetable base. ANDY CAPP's are sold in five flavors: Hot, Pub, Cheddar, Salsa and Ranch.

    JESSE JONES packaged meats include premium quality hot dogs, bologna, sausage, and luncheon meats. These products have been marketed regionally for over sixty-five years and are well established in their market area of North Carolina, South Carolina, and Virginia. Other meat products sold under the JESSE JONES brand name include sliced cooked ham, country ham, bacon, corn dogs, and chili.

    The Company also manufactures products for sale by others under private label and co-packing agreements. These products include meat snacks and hot dogs.

    Distribution. The Company's branded snack products are sold nationally to retailers, and to wholesalers and distributors for resale through convenience stores, supermarkets, service stations, drug stores, warehouse clubs, vending machines, military commissaries and exchanges, and ships' stores afloat. The Company relies primarily on food brokers to represent its snack products on a nationwide basis.

    Export sales are made directly to foreign importers and distributors and through duty-free stores within and outside the United States.

    JESSE JONES packaged meats are sold directly or delivered by route trucks to retailers by a combination of Company sales personnel and independent distributors.


    Raw Materials. The Company's primary ingredients are beef, chicken, pork, and spices. Other raw materials include casings, vegetable oil, packaging films, and glass containers. These materials are purchased at prevailing market prices from a number of vendors. The Company believes that there is sufficient supply of raw materials at competitive prices.


    Trademarks. The Company owns the rights to numerous trademarks which are important to the business of the Company. In June, 1992, the Company established GFI Holdings, Inc., a California corporation and wholly owned subsidiary of GoodMark Foods, Inc. to own, manage, and control all of the trademarks, tradenames, licenses, and patents of the Company. GFI Holdings, Inc. by assignment from GoodMark Foods, Inc. is the owner and licensor of all tradenames and trademarks of the Company and by separate agreement licenses these tradenames and trademarks to the Company.

    The Company has an agreement with Field Enterprises, Inc. to use the ANDY CAPP'S trademark in connection with snack foods sold in the United States, Canada, and Mexico. This license agreement continues to 2001.

    The Company has an agreement with McIlhenny Company to use the TABASCO trademark in connection with TABASCO flavored meat snacks. This license agreement continues to 2002 and may be extended to 2017 at the Company's option.

    Seasonality. Meat snack sales are higher in the warm weather months and lower in the cool weather months with December being the lowest month due to the holiday season. Packaged meats sales are traditionally higher in the warm weather months. There is no seasonality in the extruded snacks.

    Working Capital Items. Because of its emphasis on product freshness, the Company maintains finished goods inventories at a level equal to two weeks' sales or less. The Company generally reimburses a customer's return of any snack product not sold by the end of its shelf life in accordance with general industry practice. Industry terms of payment cause accounts receivable to be less than four weeks of sales.

    Customer Concentration. In fiscal year 1995 sales to WalMart Stores, Inc. and its subsidiaries' represented more than 10% of the Company net sales. All of the sales to WalMart Inc. were comprised of the Company's branded products. A significant portion of the sales to WalMart Inc. are to its McLane Division which is the largest food and grocery distributor in the U.S.

    Backlog. Orders are filled promptly from product on hand so there is a limited order backlog. Business with the U.S. Government. The Company sells its snacks on open account to the U.S. military for resale in commissaries, post exchanges, and ships' stores afloat. None of this business is subject to profit renegotiation.

    Competition. The Company's products compete in the snack food and packaged meat categories both with similar products and with products which are substitute foods. Competitive factors include product quality, taste, brand awareness, method of distribution, promotional support, and price. The Company believes that it has a competitive advantage in the meat snack portion of the snack food market because of its reputation, brand identity, product quality, marketing skills, and distribution system. While the Company maintains a market share of over 40% of the meat snack portion of the snack food industry, it is a relatively small competitor in the total snack food industry.

    The Company's principal competitors in the meat stick and beef jerky market are; Oberto Sausage Co.; Frito-Lay, Inc., a subsidiary of PepsiCo. Inc.,; and Tombstone Pizza Corp., a subsidiary of Phillip Morris Cos. Within the pickled meat snack market, Geo. A. Hormel & Company is the Company's principal competitor. Numerous small regional companies also compete in the meat snack market. The meat snack market generally has low barriers to entry and is subject to competition from large, multi-line
    companies as well as small, regional producers.   The Company's competitors
    in the packaged meats business include many regional and national manufacturers. The Company believes it has a competitive advantage in its regional market because of strong brand name recognition, superior quality, and direct sales and distribution system.

    Regulation. The Company's meat snack and packaged meats operations are regulated by the United States Department of Agriculture ("USDA"). The Food and Drug Administration ("FDA") regulates the production and labeling of the Company's non-meat products. The Company maintains strict quality control standards and believes that it is in full compliance with all applicable USDA and FDA regulations.

    The Company is subject to and believes that it is in compliance with numerous environmental protection requirements, including the regulation of its waste water discharge. The Company believes compliance with Federal, State, and local provisions regulating the discharge of materials into the environment will not have a material effect upon its capital expenditures, earnings, or competitive position.

    Employees. The Company employs approximately 1,237 persons, including 307 salaried employees and 930 hourly employees of whom 503 are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

    Financial Information About Export Sales. Financial information relating to export sales is as follows:

                                            Year (in $000's)
                                            ----------------
                              1993             1994          1995
                              ----             ----          ----
    Export sales              $5,111         $5,307         $5,134

    Income before taxes          291            522            319

    Identifiable assets          -0-            -0-            -0-

    The Company's major export markets are currently in the Pacific Rim and Puerto Rico, and the Company believes Mexico and selected European markets also offer potential long-term growth.

    EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides information on the executive officers of the Company. There are no family relationships between any of the executive officers or directors of the Company.

                                 Position with Company and
    Name                  Age    Business Experience
    ----                  ---    -------------------
    Ron E. Doggett        60     Chairman of the Board since June 1, 1987 and a Director since
                                 1982; Chief Executive Officer since 1985;
                                 President from 1983 to 1989; Executive Vice President and
                                 Chief Financial Officer from 1982 to 1983 Vice President from
                                 1968 to 1982.  Mr. Doggett served as Interim Chief
                                 Financial Officer from July 1, 1992 until December, 1992
                                 because of the medical disability of Edward B. McLean who
                                 ceased serving as Vice President and Chief Financial Officer.

    Richard C. Miller     56     President and Chief Operating Officer since April 1989 and a Director since September 1989. Previously with Sun-Diamond
                                 Growers of California Inc., Pleasanton, CA as President from
                                 1988 to March 1989 and as Senior Vice President Business
                                 Management/Marketing from 1986 to 1989; President and Chief
                                 Executive Officer of S. B. Thomas division of CPC
                                 International, Inc. from 1984 to 1986.

    Paul L. Brunswick     55     Vice President and Chief Financial Officer since December 1,
                                 1992.  Previously with CompuChem Corporation as Vice
                                 President, Chief Financial Officer from 1987 to 1992 and as
                                 Vice President, Finance for Castle Company, Division of
                                 Sybron Corporation from 1984 to 1987.

    Alvin C. Blalock      49     Vice President and Director of Manufacturing  since  February
                                 16, 1994 and Secretary since June 1, 1987; Vice President and
                                 Chief Administrative officer from June 1, 1992 to February
                                 15, 1994; Vice President Personnel and Corporate Relations
                                 from 1985 to May 31, 1992; Director of Personnel from  1983 to 1985; Personnel Manager of Garner Plant from 1971 to 1983.


    Charles E. Hancock    62     Senior Vice President, Operations since February 16, 1994;
                                 Vice President Operations from 1984 to February 15, 1984;
                                 Director of Operations from 1983 to 1984; General Manager of
                                 Garner Plant from 1968 to 1983.

    Richard E. Kennedy    50     Vice President since January 10, 1984 and  Director  of Snack
                                 Sales since 1984; Regional Sales Manager from 1979 to 1984.

    ITEM 2. PROPERTIES

                   Size
    Location       (Sq. Ft) Ownership    Activity
    --------       ------------------    ---------
    Garner, NC     277,000  owned        Manufacture of SLIM JIM,
                                         PENROSE  and Smokey Mountain
                                         meat snack products and
                                         JESSE JONES packaged meats
                                         products.

    Folcroft, PA   125,000  owned        Packaging of PENROSE meat
                    36,800  leased       snacks, manufacture of
                                         ANDY CAPP'S extruded snacks,
                                         and eastern U.S. distribu-
                                         tion of all snack products.

    San Jose, CA    45,000  owned        Manufacture of PEMMICAN
                    10,400  leased       natural style beef jerky,
                                         SMOKEY MOUNTAIN beef jerky,
                                         and western U.S. distribu-
                                         tion of all snack products.

    Raleigh, NC     18,616  owned        Corporate offices.
                     9,060 leased

    All the Company's properties are considered suitable for their present use. All properties owned by the Company are free of major encumbrances. In July 1995, construction was completed on a project that increased capacity at the Garner, North Carolina plant to accommodate increased unit volume and to achieve gains in efficiency and productivity. This expansion project added 128,000 square feet to the Garner plant.

    ITEM 3.  LEGAL PROCEEDINGS

    None

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

    This information is incorporated by reference from page 6, "Market and Dividend Information", of the Company's 1995 Annual Report to Shareholders included as exhibit 13.

    ITEM 6.  SELECTED FINANCIAL DATA

    This information is incorporated by reference from page 7, "Selected Financial Data" of the Company's 1995 Annual Report to Shareholders included as exhibit 13.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information is incorporated by reference from pages 8 and 9, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's 1995 Annual Report to Shareholders included as exhibit 13.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following financial statements, supplementary financial information, and independent auditors report dated July 7, 1995 are incorporated by reference from pages 6 and 10 - 19 of the Company's 1995 Annual Report to Shareholders included as exhibit 13.


                                                 Reference to
                                           ------------------------
                                           1995 Annual       Form
                                           Report Page     10K Page
                                           -----------     --------
    Consolidated Balance Sheets                10             22
    Consolidated Statements of Income          11             23
    Consolidated Statements of Stockholders'   12             24
        Equity
    Consolidated Statements of Cash Flows      13             25
    Notes to Consolidated Financial Statements 14 - 19        26 - 31
    Independent Auditors' Report               19             31
    Supplementary Financial Information

    Quarterly Financial Data (Unaudited)        6             18
    Report of Independent Certified Public
       Accountants re: Supplemental Schedules                 12
    Valuation and Qualifying Accounts (Schedule II)           13


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None
                                    PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information on the directors is incorporated by reference from pages 4 through 6, "Proposal 1: Election of Directors", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 28, 1995. Information on executive officers is included under the caption "Executive Officers of the Registrant" on pages 7 and 8 of this report.

    ITEM 11.  EXECUTIVE COMPENSATION

    This information is incorporated by reference from pages 6 through 11, "Executive Compensation", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 28, 1995.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference from pages 2 and 3, "Share Ownership of Management and Others", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 28, 1995.


    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial Statements. See Item 8 for a listing of all Financial Statements, Independent Auditors' Report, and Supplementary Data.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended May 28, 1995.

    (c) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Executive compensation plans and arrangements are listed in exhibits 10.1 through 10.4.

        (3)     Articles of Incorporation and Bylaws.

        (4)     Specimen copy of certificate for common stock, $0.01 face value.

     (4.1)   Loan Agreement dated January 12, 1995.
             Loan Agreement dated January 7, 1994, as amended.
             Loan Agreement dated May 22, 1990, as amended.

     (10.1)  Severance Compensation Agreements between the Company and the executive officers other than Mr.
             Doggett.

     (10.2)  Employment Agreement dated August 1, 1988 between the Company and Mr. Doggett as amended August 1,
             1995.

     (10.3)  1985 Non-Qualified Stock Option Plan as amended and restated.

     (10.4)  Restricted Stock Award Plan.

     (13)    Pages 6 - 19 of Annual Report to Shareholders for year ended May 28, 1995.

     (21)    Subsidiaries of the Company.

     (23)    Consent of independent auditors.

     (27)    Financial Data schedule (for SEC use only).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GoodMark Foods, Inc.:




We have audited the consolidated financial statements of GoodMark Foods, Inc. and its subsidiaries as of May 28, 1995 and May 29, 1994, and for each of the three fiscal years in the period ended May 28, 1995, and have issued our report thereon dated July 7, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also comprehended the supplemental schedules of GoodMark Foods, Inc. and its subsidiaries, listed in Item 14. These supplemental schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such supplemental schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

Raleigh, North Carolina
July 7, 1995

                              GoodMark Foods, Inc.
                Schedule II - Valuation and Qualifying Accounts

                                               Additions   Collections
                                   Balance at  Charged to  of Accounts
                                   Beginning   Costs and   Previously    Deductions- Balance at
Year          Description          of Period   Expenses    Written Off   Write-Offs  End of Period
----          -----------          ----------  ----------  -----------   ----------- -------------
May 30, 1993  Allowance for
                doubtful accounts  $205,557    $121,000    $13,533       $143,774    $196,316

May 29, 1994  Allowance for
                doubtful accounts  $196,316    $121,000    $ 8,488       $ 87,633    $238,171

May 28, 1995  Allowance for
                doubtful accounts  $238,171    $125,004    $ 4,063       $ 90,680    $276,558


                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 23th day of August, 1995.

                            GoodMark Foods, Inc.


                            By: /s/ Ron E. Doggett
                                ----------------------------------
                                Ron E. Doggett
                                Chairman & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                 Date
---------                         -----                 ----
/s/ Ron E. Doggett              Chairman, Chief         August 23, 1995
--------------------------      Executive Officer
Ron E. Doggett

/s/ Paul L. Brunswick           Vice President,         August 23, 1995
--------------------------      Chief Financial Officer
Paul L. Brunswick

/s/ H. Hawkins Bradley          Director                August 23, 1995
--------------------------
H. Hawkins Bradley

/s/ Donald H. Grubb             Director                August 23, 1995
--------------------------
Donald H. Grubb

/s/ Thomas W. D'Alonzo          Director                August 23, 1995
--------------------------
Thomas W. D'Alonzo

/s/ Richard C. Miller           President, Chief        August 23, 1995
--------------------------      Operating Officer,
Richard C. Miller               and Director


/s/ Robert B. Seidensticker     Director                August 23, 1995
--------------------------
Robert B. Seidensticker

/s/ Rollie Tillman, Jr.         Director                August 23, 1995
--------------------------
Rollie Tillman

/s/ Alvin C. Blalock            Vice President,         August 23, 1995
--------------------------      Director of Manufacturing,
Alvin C. Blalock                and Secretary

                                EXHIBIT INDEX


                                                                                     Form 10-K
Exhibit                                                                              Sequential
Number              Description of and Reference to Exhibit                          Page No.
------              ---------------------------------------                          ----------

(3)             Restated Articles of Incorporation and Bylaws                            *
                filed as Exhibit 3 to Form 10-K for the fiscal
                year ended May 27, 1990 and incorporated herein
                by reference.

(4)             Specimen copy of certificate for common stock,                           *
                $.01 par value, filed as Exhibit 4.1 to the
                Registration Statement (No. 33-660) on Form S-1,
                Amendment No. 1, filed with the Commission on
                November 5, 1985 and incorporated herein by
                reference.

(4.1) Loan agreement dated January 12, 1995. Amendment dated February 7, 1995 to Loan Agreement dated January 7,
                1994 filed as Exhibit 4.2 to Form 10K for the fiscal year ended May 29, 1994. Amendments dated February 7,
                1995 and May 25, 1995 to Loan Agreement dated May 22,
                1990.  Amendments dated October 4, 1993 and December 21,
                1993 to Loan Agreement dated May 22, 1990 filed as
                Exhibit 4.2 to Form 10K for the fiscal year ended
                May 29, 1994.  Amendments dated September 3, 1991 and May 1,
                1992 to Loan Agreement dated May 22, 1990 filed as Exhibit 4.2 to Form 10k for the fiscal year ended May 31, 1992. Amendments dated November 5, 1990 and April 29, 1991 to Loan Agreement dated May 22, 1990 filed as Exhibit 4.2 to Form 10K for the fiscal year ended May 26, 1991 and Loan Agreement filed as
                Exhibit 4.2 to Form 10K for the fiscal year ended May 27, 1990, both incorporated herein by reference.

(10.1)          Severance Compensation Agreements between the Company                    *
                and executive officers other than Mr. Doggett filed
                as Exhibit 10.1 to Form 10-K for the fiscal year
                ended May 29, 1988 and incorporated herein by reference.

(10.2) Amendment dated August 1, 1995 to Employment Agreement dated August 1, 1988 between the Company and Mr. Doggett.
                Employment Agreement filed as Exhibit 10.2 to Form 10-K for the fiscal year ended May 29, 1988 incorporated herein by reference.

(10.3)          1985 Non-Qualified Stock Option Plan as amended and                      *
                restated July 25, 1991 filed as Exhibit 10.3 to Form
                10-K for the fiscal year ending May 26, 1991 and
                incorporated herein by reference.

(10.4)          Restricted Stock Award Plan dated October 15, 1985         *
                filed as Exhibit 10.4 to the Company's Form 10-K
                for the fiscal year ended May 28, 1989 and
                incorporated herein by reference.

(13) Pages 6 - 19 of Annual Report to Shareholders for year ended May 28, 1995.

(21)            Subsidiaries of the Company

(23)            Consent of independent auditors.

(27)            Financial Data Schedule (for SEC use only).


*Incorporated by reference