Form 10-Q
period 1995-08-27
GOODMARK FOODS INC
filed 1995-10-11
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



     For the Thirteen Weeks Ended                  Commission File Number
     August 27, 1995                                              0-13944




                              GOODMARK FOODS, INC.

             (Exact name of Registrant as specified in its charter)


     North Carolina                                            56-1330788
     (State of incorporation)                            (I.R.S. Employer
                                                      Identification No.)


     6131 Falls of Neuse Road, Raleigh, North Carolina              27609
     (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code:   (919) 790-9940



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
     (2) has been subject to such filing requirements  for  the  past  90 days.
                             Yes X          No
                                ---           ---

     Number of shares outstanding of Registrant's Common Stock,
        $.01 par value, as of October 1, 1995                   7,826,661





                                -Page 1 of 10-

                              GOODMARK FOODS, INC.


                           Form 10-Q Quarterly Report


                                     Index


                                                                 Page

     PART I.  Financial information

         Item 1.  Consolidated financial statements

                  Consolidated balance sheets                     3

                  Consolidated statements of income               4

                  Consolidated statements of cash flows           5

                  Notes to consolidated financial statements      6

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations   8

     PART II. Other information

         Item 4.  Submission of matters to a vote of security
                  holders                                         8

         Item 5.  Other information                               9

         Item 6.  Exhibits and reports on Form 8-K                9





                                -Page 2 of 10-

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                              GOODMARK FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                        AUGUST 27, 1995 AND MAY 28, 1995
                        --------------------------------
                                   ($000's)


                                                              August 27, 1995     May 28, 1995
                                                              ---------------     ------------
          ASSETS

          Current assets
               Cash and cash equivalents                          $    96           $   386
               Accounts and notes receivable                       11,518            11,026
               Inventories                                         14,233            13,028
               Prepaid expenses                                     4,639             4,906
               Other assets                                         1,176             1,772
                                                                  -------           -------
                  Total current assets                             31,662            31,118

          Property and equipment, net                              52,817            52,512

          Other assets                                              2,903             3,047
                                                                  -------           -------
                  Total                                           $87,382           $86,677
                                                                  =======           =======


          LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities
               Accounts payable                                   $ 6,042           $ 8,818
               Accrued expenses and other liabilities               6,218             7,719
                                                                  -------           -------
                  Total current liabilities                        12,260            16,537

          Long-term debt and other long-term obligations           21,650            20,150

          Deferred income taxes                                     4,163             3,800

          Commitments and contingencies

          Shareholders' equity                                     49,309            46,190
                                                                  -------           -------
                  Total                                           $87,382           $86,677
                                                                  =======           =======


          See accompanying notes to consolidated financial statements.

                                -Page 3 of 10-

          --------------------------------------------------------------

                              GOODMARK FOODS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE 13 WEEK PERIODS ENDED
                    AUGUST 27, 1995 AND AUGUST 28, 1994
                    -----------------------------------
                                   ($000's)

                                                                       13 Weeks Ended
                                                              ---------------------------------
                                                              August 27, 1995   August 28, 1994
                                                              ---------------   ---------------
          Net sales                                                $46,273          $43,407

          Cost of goods sold                                        28,683           26,187
                                                                   -------          -------
          Gross profit                                              17,590           17,220

          Selling, general, and administrative expenses             13,076           12,413
                                                                   -------          -------
          Income from operations                                     4,514            4,807

          Interest and other net expense (income)                      250              239
                                                                   -------          -------
          Income before income taxes                                 4,264            4,568

          Income taxes                                               1,544            1,718
                                                                   -------          -------
          Net income                                               $ 2,720          $ 2,850
                                                                   =======          =======

          Earnings per common share-primary and fully diluted      $  0.34          $  0.37
                                                                   =======          =======

          Average shares outstanding-primary                         8,095            7,716
                                                                   =======          =======
          Average shares outstanding-fully diluted                   8,112            7,716
                                                                   =======          =======
          Dividends per share                                      $  0.04          $  0.03
                                                                   =======          =======




          See accompanying notes to consolidated financial statements.

                                -Page 4 of 10-

        --------------------------------------------------------------

                              GOODMARK FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 13 WEEK PERIODS ENDED
                      AUGUST 27, 1995 AND AUGUST 28, 1994
                      -----------------------------------
                                    ($000's)

                                                                       13 Weeks Ended
                                                              --------------------------------
                                                              August 27, 1995  August 28, 1994
                                                              ---------------  ---------------
        Cash flows from operating activities:
            Net income                                               $2,720        $2,850
            Adjustments to reconcile net income to net
             cash provided by operating activities:
               Depreciation and amortization                          1,492         1,169
               Provision for deferred income taxes                      362           163
               (Gain) Loss on disposal of fixed assets                   (1)          267
               Changes in assets and liabilities:
                 Net increase in assets                                (834)       (1,621)
                 Net increase (decrease) in liabilities              (4,276)        1,680
                                                                     ------        ------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (537)        4,508
                                                                     ------        ------
        Cash flows used in investing activities:
             Capital expenditures, net of proceeds from
               disposal of fixed assets                              (1,644)       (4,973)
             Increase in other assets                                    (7)          (10)
                                                                     ------        ------
             NET CASH USED IN INVESTING ACTIVITIES                   (1,651)       (4,983)
                                                                     ------        ------
        Cash flows from (used in) financing activities:
             Proceeds from issuance of long-term debt                 5,600         4,800
             Principal payments on long-term debt and
               other long-term obligations                           (4,100)       (3,815)
             Common stock issued under dividend reinvestment plan        12             6
             Stock options exercised                                    698             4
             Cash dividends paid                                       (312)         (231)
                                                                     ------        ------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                1,898           764
                                                                     ------        ------

        Net increase (decrease) in cash and cash equivalents           (290)          289

        Cash and cash equivalents at beginning of period                386           522
                                                                     ------        ------
        Cash and cash equivalents at end of period                   $   96        $  811
                                                                     ======        ======




        See accompanying notes to consolidated financial statements.

                                -Page 5 of 10-

     --------------------------------------------------------------

                              GOODMARK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ($000's)

     1) The Notes to Consolidated Financial Statements included in Registrant's annual report for the fiscal year ended May 28, 1995 as incorporated in Form 10-K filed with the Securities and Exchange Commission on August 25, 1995 should be read in conjunction with these quarterly financial statements.

     2) The financial information herein is unaudited. The information reflects all normal recurring adjustments which are necessary in management's opinion for a fair statement of results for the interim periods presented. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in 1996.

     3)   Inventories are stated at the lower of last-in, first-out  (LIFO)
          cost or market.    Inventories  consisted  of  the  following  in
          thousands of dollars:

                                       8/27/95      5/28/95
                                      --------      -------
          Raw materials                $ 5,218      $ 5,324
          Work-in-process                1,158        1,269
          Finished goods                 8,184        6,762
          Less LIFO reserve               (327)        (327)
                                       -------      -------
          Inventories, net             $14,233      $13,028
                                       =======      =======

     4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                         13 Weeks Ended
                                      ---------------------
                                      8/27/95       8/28/94
                                      -------       -------
          Interest expense               $330          $ 17
          Interest income                 (20)          (26)
          Other expense (income)          (60)          248
                                        -----         -----
          Other expense (income), net    $250          $239
                                        =====         =====

          Interest expense for the first quarter of fiscal 1995, ending August 28, 1994, excludes $42 of interest that was capitalized with the Garner plant expansion project.




                                -Page 6 of 10-

     --------------------------------------------------------------

                              GOODMARK FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    ($000's)



     5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares oustanding under the primary earnings per share calculation for the first quarter of fiscal 1995 include 316,709 of equivalent shares from options. Weighted average shares oustanding under the fully diluted earnings per share calculation for the first quarter of fiscal 1995 include 333,575 of equivalent shares from options. In the first quarter of the prior year, stock options did not impact per share data as they were either insignificant or antidilutive.

     6) Interim results are not necessarily indicative of results for the fiscal year.





                                -Page 7 of 10-

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------
                                    ($000's)

     Material Changes in Financial Condition from Fiscal Year End
     ------------------------------------------------------------

     There were no material changes in financial condition during the first quarter. The current ratio at August 27, 1995 was 2.6 compared to 1.9 at May 28, 1995. Long term debt and obligations were 31% of total capitalization versus 30% at fiscal year end.

     Material Changes in Results of Operations for the First  Fiscal  Quarter
     ------------------------------------------------------------------------

     Sales for the first quarter of fiscal 1996 were 7% favorable to last year's first quarter. Snack sales were up by 8%. Packaged meats sales (which account for approximately 11% of total sales) were down by 2%. We believe our aggressive marketing programs for meat snacks continue to drive category growth and market share gains.

     Continuing   favorable   ingredient   costs,   coupled   with   improved
     efficiencies and a decline in start-up costs at our Garner, North Carolina plant expansion returned this quarter to a 38% gross profit margin rate, approaching the 40% gross profit rate of a year ago.

     Selling, general, and administrative expenses were 28% as a percentage of sales for the first quarter compared to 29% for last year's first quarter. We are continuing our support of our major brands with aggressive advertising, promotion and merchandising programs.

     Net income for the first quarter was $2,720, or $.34 per share, down slightly from $2,850, or $.37 per share for last year's first quarter. The weighted average shares outstanding for the first quarter include 317,000 equivalent shares in options to conform to GAAP requirements whereas no options were reflected in the year earlier period as their effect was immaterial. See note 5 of Notes to Consolidated Financial
     Statements.    All  share  and  per share figures reflect the two-for-one stock split that was  effected  on August 1, 1994.

                          PART II - OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ------------------------------------------------------------

     On September 28, 1995, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the appointment of Deloitte and Touche, LLP as indepdendent auditors for the Company and its subsidiaries for the fiscal year ending May 26, 1996, was ratified. The only other proposal considered by shareholders was the election of directors. The following seven nominees were elected to the Board of
     Directors: Ron E. Doggett, Richard C. Miller, H. Hawkins Bradley, Donald H. Grubb, Thomas W. D'Alonzo, Rollie Tillman, Jr., and Robert B. Seidensticker. The number of votes cast for, against, or withheld, as well as the number of abstentions and broker nonvotes, as to the election of directors and ratification of Deloitte & Touch, LLP was as follows:



                                -Page 8 of 10-

    A. Election of Directors


    Director               Votes     Votes    Votes     Absten- Broker
    Nominee                For       Against  Withheld  tions   Nonvotes
    -------                ---       -------  --------  -----   --------
    Ron E. Doggett          6,461,526          48,285  1,307,212

    Richard C. Miller       6,462,066          47,745  1,307,212

    H. Hawkins Bradley      6,451,897          57,915  1,307,212

    Donald H. Grubb         6,496,313          13,499  1,307,212

    Thomas W. D'Alonzo      6,496,476          13,335  1,307,212

    Rollie Tillman, Jr.     6,495,616          14,195  1,307,212

    Robert B. Seidensticker 6,495,766          14,045  1,307,212

    B. Ratification of Appointment of Auditors

                           Votes     Votes    Absten- Broker
                           For       Against  tions   Nonvotes
                           ---       -------  -----   --------
    Ratification of
    Deloitte & Touche, LLP 6,504,816 4,995    1,307,212

    ITEM 5.  OTHER INFORMATION
    --------------------------

    On June 23, 1995, the Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock from time to time in open market transactions during the current 1996 fiscal year.

    On September 29, 1995, the Board of Directors declared a regular quarterly cash dividend of $.04 per share. The dividend is payable November 1, 1995, to shareholders of record as of the close of business on October 13, 1995.

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
    -----------------------------------------
    (a)  Exhibits:  Ex-27 Financial Data Schedules (for SEC only).

    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended August 27, 1995.



                                -Page 9 of 10-

                                  SIGNATURES
                                  ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GoodMark Foods, Inc.
                                         (Registrant)


    Date:  October 11, 1995              /s/ Ron E. Doggett
                                         ------------------------
                                         Ron E. Doggett
                                         Chairman and
                                         Chief Executive Officer



    Date:  October 11, 1995              /s/ Paul L. Brunswick
                                         ------------------------
                                         Paul L. Brunswick
                                         Vice President
                                         Chief Financial Officer


                               -Page 10 of 10-