Form 10-Q
period 1995-11-26
GOODMARK FOODS INC
filed 1996-01-10
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



     For the Thirteen Weeks Ended                  Commission File Number
     November 26, 1995                                          0-13944




                              GoodMark Foods, Inc.

             (Exact name of Registrant as specified in its charter)


     North Carolina                                            56-1330788
     (State of incorporation)                            (I.R.S. Employer
                                                      Identification No.)


     6131 Falls of Neuse Road, Raleigh, North Carolina              27609
     (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code:   (919) 790-9940



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
     (2) has been subject to such filing requirements  for  the  past  90 days.

                             Yes X           No
                                ---            ---

     Number of shares outstanding of Registrant's Common Stock,
        $.01 par value, as of December 29, 1995                 7,875,553





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





                                 -Page 2 of 9-

                         PART I - FINANCIAL INFORMATION

        ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              GOODMARK FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 26, 1995 AND MAY 28, 1995
                                    ($000's)


                                                           November 26, 1995   May 28, 1995
                                                           -----------------   ------------
        ASSETS
        Current assets
             Cash and cash equivalents                          $ 1,916          $   386
             Accounts and notes receivable                        7,067           11,026
             Inventories                                         14,624           13,028
             Prepaid expenses                                     5,703            4,906
             Other assets                                         1,713            1,772
                                                                -------          -------
                Total current assets                             31,023           31,118

        Property and equipment, net                              52,825           52,512

        Other assets                                              2,994            3,047
                                                                -------          -------
                Total assets                                    $86,842          $86,677
                                                                =======          =======


        LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities
             Accounts payable                                   $ 5,751          $ 8,818
             Accrued expenses and other liabilities               5,878            7,719
                                                                -------          -------
                Total current liabilities                        11,629           16,537

        Long-term debt and other long-term obligations           20,250           20,150

        Deferred income taxes                                     4,325            3,800

        Commitments and contingencies

        Stockholders' equity
             Common stock and additional paid-in capital          5,283            4,204
             Other stockholders' equity                          45,355           41,986
                                                                -------          -------
                Total liabilities and stockholders' equity      $86,842          $86,677
                                                                =======          =======



        See accompanying notes to consolidated financial statements.

                                 -Page 3 of 9-

                              GOODMARK FOODS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 13 AND 26 WEEK PERIODS ENDED
                    NOVEMBER 26, 1995 AND NOVEMBER 27, 1994
                                    (000's)

                                                     13 Weeks Ended         26 Weeks Ended
                                                  -------------------    -------------------
                                                   Nov. 26,  Nov. 27,     Nov. 26,  Nov. 27,
                                                     1995      1994         1995      1994
                                                  --------- ---------    --------- ---------
        Net sales                                  $43,538   $44,493      $89,811   $87,900

        Cost of goods sold                          28,567    26,917       57,250    53,104
                                                   -------   -------      -------   -------
        Gross profit                                14,971    17,576       32,561    34,796

        Selling, general, and
          administrative expenses                   12,447    12,765       25,523    25,178
                                                   -------   -------      -------   -------
        Income from operations                       2,524     4,811        7,038     9,618

        Interest and other net expense (income)        389      (117)         639       122
                                                   -------   -------      -------   -------
        Income before income taxes                   2,135     4,928        6,399     9,496

        Income taxes                                   862     1,853        2,406     3,571
                                                   -------   -------      -------   -------
        Net income                                 $ 1,273   $ 3,075      $ 3,993   $ 5,925
                                                   =======   =======      =======   =======

        Earnings per common share-primary
          and fully diluted                        $  0.16   $  0.38      $  0.49   $  0.74
                                                   =======   =======      =======   =======

        Average shares outstanding-primary           8,152     8,023        8,124     7,983
                                                   =======   =======      =======   =======
        Average shares outstanding-fully diluted     8,155     8,043        8,139     8,041
                                                   =======   =======      =======   =======
        Dividends per share                        $  0.04   $  0.03      $  0.08   $  0.06
                                                   =======   =======      =======   =======





        See accompanying notes to consolidated financial statements.

                                 -Page 4 of 9-

                              GOODMARK FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 26 WEEK PERIODS ENDED
                    NOVEMBER 26, 1995 AND NOVEMBER 27, 1994
                                    ($000's)

                                                                     26 Weeks Ended
                                                            --------------------------------
                                                             Nov. 26, 1995    Nov. 27, 1994
                                                            ---------------  ---------------
      Cash flows from operating activities:
          Net income                                               $3,993        $5,925
          Adjustments to reconcile net income to net
           cash provided by operating activities:
             Depreciation and amortization                          2,946         2,348
             Amortization of deferred expense                           8             -
             Provision for deferred income taxes                      499           343
             (Gain) loss on disposal of fixed assets                   (3)          260
             Changes in assets and liabilities:
               Net (increase) decrease in assets                    2,061        (4,184)
               Net increase (decrease) in liabilities              (5,213)          403
                                                                   ------        ------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                4,291         5,095
                                                                   ------        ------
      Cash flows used in investing activities:
           Capital expenditures, net of proceeds from
             disposal of fixed assets                              (2,993)      (10,773)
           Increase in other assets                                   (13)          (16)
                                                                   ------        ------
           NET CASH USED IN INVESTING ACTIVITIES                   (3,006)      (10,789)
                                                                   ------        ------
      Cash flows from (used in) financing activities:
           Proceeds from issuance of long-term debt                29,450        16,200
           Principal payments on long-term debt and
             other long-term obligations                          (29,350)       (8,931)
           Common stock issued under dividend reinvestment plan        30            16
           Stock options exercised                                    740            48
           Cash dividends paid                                       (625)         (463)
                                                                   ------        ------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                  245         6,870
                                                                   ------        ------

      Net increase in cash and cash equivalents                     1,530         1,176

      Cash and cash equivalents at beginning of period                386           522
                                                                   ------        ------
      Cash and cash equivalents at end of period                   $1,916        $1,698
                                                                   ======        ======




      See accompanying notes to consolidated financial statements.

                                 -Page 5 of 9-

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

   3)   Inventories are stated at the lower of last-in, first-out  (LIFO) cost
        or market.    Inventories  consisted  of  the  following  in thousands
        of dollars:

                                    11/26/95      5/28/95
                                    --------      -------
        Raw materials                 $5,874       $5,324
        Work-in-process                  723        1,269
        Finished goods                 8,354        6,762
        Less LIFO reserve               (327)        (327)
                                     -------      -------
        Inventories, net             $14,624      $13,028
                                     =======      =======

   4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                     13 Weeks Ended     26 Weeks Ended
                                   -----------------  ------------------
                                   11/26/95 11/27/94  11/26/95  11/27/94
                                   -------- --------  --------  --------
        Interest expense              $308       $1      $638       $18
        Interest income                (24)     (22)      (44)      (48)
        Other expense (income)         105      (96)       45       152
                                     -----    -----     -----     -----
        Other expense (income), net   $389    ($117)     $639      $122
                                     =====    =====     =====     =====

        Interest expense for the second quarter and first half of fiscal 1995 excludes $95 and $136, respectively, of interest that was capitalized with the Garner plant expansion project.





                                 -Page 6 of 9-

                              GOODMARK FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    ($000's)


   5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares oustanding under the primary earnings per share calculation for the second quarter and first half of fiscal 1996 include 324,051 and 321,285, respectively, of equivalent shares from options. Weighted average shares oustanding under the fully diluted earnings per share calculation for the second quarter and first half of fiscal 1996 include 327,283 and 335,562, respectively, of equivalent shares from options.

        Weighted average shares oustanding under the primary earnings per share calculation for the second quarter and first half of fiscal 1995 include 302,189 and 265,141, respectively, of equivalent shares from options. Weighted average shares oustanding under the fully diluted earnings per share calculation for the second quarter and first half of fiscal 1995 include 322,876 and 323,352, respectively, of equivalent shares from options.


   6) Interim results are not necessarily indicative of results for the fiscal year.





                                 -Page 7 of 9-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          ($000's)

Material Changes in Financial Condition from Fiscal Year End

There were no material changes in financial condition during the second quarter. The current ratio at November 26, 1995 was 2.7 compared to 1.9 at May 28, 1995. Long term debt and obligations were 29% of total capitalization versus 30% at fiscal year end.

Material Changes in Results of Operations for the Second Fiscal Quarter and Six Months

Sales for the second quarter of fiscal 1996 were 2% below last year's second quarter. Snack sales were down by 3%. Packaged meats sales were up by 3%.
For the first six months, total sales were up 2%. Snack sales were up 2%, while packaged meats sales were even with last year. Product shortages and the timing of promotional programs had a negative impact on our revenue opportunities throughout the first six months. Operating issues related to our plant expansion have been largely resolved. We are now capable of meeting significantly higher volume levels. We believe demand for our products remains strong and our distribution systems are solid.

Second quarter gross profit margin rate was 34% compared to 40% a year ago. For the first six months, the gross profit margin rate was 36% versus 40% last year. Gross profit margin rates are down due partly to an upward seasonal trend in meat costs, but mostly due to the under-utilization of increased plant production capacity with its associated higher level of fixed expenses.

Selling, general, and administrative expenses were 29% of sales for the second quarter and first six months, which was the same for last year's second quarter and first six months.

Net income for the second quarter was $1,273, or $.16  per  share,  down from
$3,075, or $.38 per share, in last  year's  second  quarter.    Net income for
the first six months was down to $3,993, or $.49 per share, compared to $5,925, or $.74 per share, for last year. All share and per share figures reflect the two-for-one stock split that was effected on August 1, 1994.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On  September  28,  1995,  the  Company  held  its  Annual  Meeting   of
Shareholders at which the appointment of auditors was ratified and the Board of Directors was elected. Information regarding these matters is reported in the Company's Form 10-Q for the period ended August 27, 1995 as filed on
October  11,  1995  with  the  Securities  and   Exchange Commission.


                                 -Page 8 of 9-

ITEM 5.  OTHER INFORMATION

On December 11, 1995, Eric Lomas (48) was elected to the Board of Directors of the Company. Mr. Lomas fills a new position on the Board.

On December  11,  1995,  the  Board  of  Directors  declared  a  regular
quarterly cash dividend of $.04 per share.    The  dividend  is  payable
February 1, 1996 to shareholders of record as of the close of business on January 15, 1996.

On December 13, 21, and 22, 1995, the Company repurchased 6,500, 7,500, and 29,000 shares of common stock, respectively, on the open market at an average price of $16.935. On June 23, 1995, the Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock from time to time in open market transactions during the current 1996 fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  27 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended November 26, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the udjersigned thereunto duly authorized.

                                       GoodMark Foods, Inc.
                                       (Registrant)



Date:  January 9, 1996                 /s/ Ron E. Doggett
                                       -----------------------
                                       Ron E. Doggett
                                       Chairman and
                                       Chief Executive Officer




Date:  January 9, 1996                 /s/ Paul L. Brunswick
                                       -----------------------
                                       Paul L. Brunswick
                                       Vice President
                                       Chief Financial Officer





                                 -Page 9 of 9-