Form 10-Q
period 1996-02-25
GOODMARK FOODS INC
filed 1996-04-10
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



  For the Thirteen Weeks Ended                  Commission File Number
  February 25, 1996                                          0-13944




                              GoodMark Foods, Inc.

             (Exact name of Registrant as specified in its charter)


  North Carolina                                            56-1330788
  (State of incorporation)                            (I.R.S. Employer
                                                   Identification No.)


  6131 Falls of Neuse Road, Raleigh, North Carolina              27609
  (Address of principal executive offices)                  (Zip Code)


  Registrant's telephone number, including area code:   (919) 790-9940



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
  Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X           No
                                ----           ----

  Number of shares outstanding of Registrant's Common Stock,
     $.01 par value, as of April 1, 1996                     7,591,669





                                 -Page 1 of 9-

                              GoodMark Foods, Inc.


                           Form 10-Q Quarterly Report


                                     Index


                                                              Page
  PART I.  Financial information

      Item 1.  Consolidated financial statements

               Consolidated balance sheets                     3

               Consolidated statements of income               4

               Consolidated statements of cash flows           5

               Notes to consolidated financial statements      6

      Item 2.  Management's discussion and analysis of
               financial condition and results of operations   8

  PART II. Other information


      Item 5.  Other information                               8

      Item 6.  Exhibits and reports on Form 8-K                9





                                 -Page 2 of 9-

                         PART I - FINANCIAL INFORMATION

     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              GOODMARK FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 25, 1996 AND MAY 28, 1995
                                    ($000's)


                                                        February 25, 1996   May 28, 1995
                                                        -----------------   ------------
     ASSETS

     Current assets
          Cash and cash equivalents                             $598             $386
          Accounts and notes receivable                        9,079           11,026
          Inventories                                         14,600           13,028
          Prepaid expenses                                     5,528            4,906
          Other assets                                         1,141            1,772
                                                             -------          -------
             Total current assets                             30,946           31,118

     Property and equipment, net                              52,830           52,512

     Other assets                                              2,881            3,047
                                                             -------          -------
             Total assets                                    $86,657          $86,677
                                                             =======          =======


     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
          Accounts payable                                    $5,576           $8,818
          Accrued expenses and other liabilities               6,632            7,719
                                                             -------          -------
             Total current liabilities                        12,208           16,537

     Long-term debt and other long-term obligations           20,050           20,150

     Deferred income taxes                                     4,589            3,800

     Commitments and contingencies

     Stockholders' equity
          Common stock and additional paid-in capital          5,308            4,204
          Other stockholders' equity                          44,502           41,986
                                                             -------          -------
             Total liabilities and stockholders' equity      $86,657          $86,677
                                                             =======          =======



     See accompanying notes to consolidated financial statements.

                                 -Page 3 of 9-

                              GOODMARK FOODS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 13 AND 39 WEEK PERIODS ENDED
                    FEBRUARY 25, 1996 AND FEBRUARY 26, 1995
                                    (000's)

                                                  13 Weeks Ended         39 Weeks Ended
                                               -------------------    -------------------
                                                Feb. 25,  Feb. 26,     Feb. 25,  Feb. 26,
                                                  1996      1995         1996      1995
                                               --------- ---------    --------- ---------
     Net sales                                  $42,737   $41,150     $132,548  $129,050

     Cost of goods sold                          26,897    25,922       84,147    79,026
                                                -------   -------     --------  --------
     Gross profit                                15,840    15,228       48,401    50,024

     Selling, general, and
       administrative expenses                   12,973    12,125       38,496    37,303
                                                -------   -------     --------  --------
     Income from operations                       2,867     3,103        9,905    12,721

     Interest and other net expense (income)        302       (25)         941        97
                                                -------   -------     --------  --------
     Income before income taxes                   2,565     3,128        8,964    12,624

     Income taxes                                   965     1,175        3,371     4,746
                                                -------   -------     --------  --------
     Net income                                 $ 1,600   $ 1,953     $  5,593  $  7,878
                                                -------   -------     --------  --------

     Earnings per common share-primary
       and fully diluted                        $  0.20   $  0.24     $   0.69  $   0.98
                                                =======   =======     ========  ========

     Average shares outstanding-primary           8,085     8,042        8,111     8,004
                                                =======   =======     ========  ========
     Average shares outstanding-fully diluted     8,085     8,049        8,112     8,045
                                                =======   =======     ========  ========
     Dividends per share                        $  0.04   $  0.03     $   0.12  $   0.09
                                                =======   =======     ========  ========





     See accompanying notes to consolidated financial statements.

                                 -Page 4 of 9-

                              GOODMARK FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 39 WEEK PERIODS ENDED
                    FEBRUARY 25, 1996 AND FEBRUARY 26, 1995
                                    ($000's)

                                                               39 Weeks Ended
                                                      --------------------------------
                                                       Feb. 25, 1996    Feb. 26, 1995
                                                      ---------------  ---------------
Cash flows from operating activities:
    Net income                                               $5,593        $7,878
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                          4,382         3,528
       Amortization of deferred expense                          33             -
       Provision for deferred income taxes                      924           514
       Loss on disposal of fixed assets                          18           260
       Changes in assets and liabilities:
         Net (increase) decrease in assets                      229        (6,934)
         Net increase (decrease) in liabilities              (4,594)        3,237
                                                             ------        ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                6,585         8,483
                                                             ------        ------
Cash flows used in investing activities:
     Capital expenditures, net of proceeds from
       disposal of fixed assets                              (3,759)      (19,686)
     Increase in other assets                                  (224)          (22)
                                                             ------        ------
     NET CASH USED IN INVESTING ACTIVITIES                   (3,983)      (19,708)
                                                             ------        ------
Cash flows from (used in) financing activities:
     Proceeds from issuance of long-term debt                36,850        34,760
     Principal payments on long-term debt and
       other long-term obligations                          (36,950)      (23,457)
     Repurchase of common stock                              (2,144)            -
     Common stock issued under dividend reinvestment plan        43            25
     Stock options exercised                                    747            70
     Cash dividends paid                                       (936)         (695)
                                                             ------        ------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (2,390)       10,703
                                                             ------        ------

Net increase (decrease) in cash and cash equivalents            212          (522)

Cash and cash equivalents at beginning of period                386           522
                                                             ------        ------
Cash and cash equivalents at end of period                   $  598        $    0
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

3) Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following in thousands of dollars:

                                  2/25/96      5/28/95
                                 --------      -------
     Raw materials                $ 5,119      $ 5,324
     Work-in-process                  962        1,269
     Finished goods                 8,835        6,762
     Less LIFO reserve               (316)        (327)
                                  -------      -------
     Inventories, net             $14,600      $13,028
                                  =======      =======

4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                  13 Weeks Ended     39 Weeks Ended
                                -----------------  ------------------
                                 2/25/96  2/26/95   2/25/96   2/26/95
                                 -------  -------   -------   -------
     Interest expense              $319      $ 1      $957       $19
     Interest income                (22)     (19)      (66)      (67)
     Other expense (income)           5       (7)       50       145
                                  -----    -----     -----     -----
     Other expense (income), net   $302     ($25)     $941       $97
                                  =====    =====     =====     =====

     Interest expense for the third quarter and year-to-date periods of fiscal 1995 excludes $189 and $325, respectively, of interest that was capitalized with the Garner plant expansion project.





                                 -Page 6 of 9-

                              GOODMARK FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    ($000's)


5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares oustanding under the primary earnings per share calculation for the third quarter and year-to-date periods of fiscal 1996 include 317,650 and 320,112, respectively, of equivalent shares from options. Weighted average shares oustanding under the fully diluted earnings per share calculation for the third quarter and year-to-date periods of fiscal 1996 include 317,650 and 320,978, respectively, of equivalent shares from options.

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





                                 -Page 7 of 9-

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ($000's)

  Material Changes in Financial Condition from Fiscal Year End

  There were no material changes in financial condition since the fiscal year end date. Long term debt and obligations were 29% of total capitalization at February 25, 1996 compared to 30% at May 28, 1995. The current ratio was 2.5 compared to 1.9 at May 28, 1995.

  Material Changes in Results of Operations for the Third Fiscal Quarter and Nine Months

  Sales for the third quarter of fiscal 1996 were 4% favorable to last year's third quarter. Snack sales were up by 4%. Our branded snack sales increased 8% for the third quarter, partially offset by a 25% decline in private label volume. Packaged meats sales (which account for approximately 11% of total sales) were even with last year.

  For the first nine months, total sales were up 3%. Snack sales were 3% over last year while packaged meats sales were flat.

  Third quarter gross profit margin rate was 37% which was the same as last year's third quarter. For the first nine months, the gross profit margin rate was 37% versus 39% last year.

  Selling, general, and administrative expenses were 30% of sales for the third
  quarter, same as last year's third quarter.   For the first nine months,
  selling, general, and administrative expenses were 29% of sales, same as last year's first nine months.

  Net income for the third quarter was $1,600, or $.20 per share compared to $1,953 or $.24 per share, for last year's third quarter. Net income for the first nine months was $5,593, or $.69 per share versus $7,878, or $.98 per share, in the year-earlier period. All share and per share figures reflect the two-for-one stock split that was effected on August 1, 1994.

                          PART II - OTHER INFORMATION

  ITEM 5.  OTHER INFORMATION

  ON March 22, 1996, the Board of Directors declared a regular quarterly cash dividend of $.04 per share. The dividend is payable May 1, 1996 to shareholders of record as of the close of business on April 15, 1996.

  During the third quarter the Company repurchased 250,000 shares of its common stock on the open market at an average price of $16.12 per share. On June 23, 1995, the Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock from time to time in open market transactions during the current 1996 fiscal year.


                                 -Page 8 0f 9-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  Exhibit 27 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended February 25, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GoodMark Foods, Inc.
                                       (Registrant)

Date:   April 10, 1996                 /s/ Ron E. Doggett
                                       -----------------------
                                       Ron E. Doggett
                                       Chairman and
                                       Chief Executive Officer





Date:   April 10, 1996                 /s/ Paul L. Brunswick
                                       -----------------------
                                       Paul L. Brunswick
                                       Vice President
                                       Chief Financial Officer





                                 -Page 9 of 9-