Form 10-K
period 1996-05-26
GOODMARK FOODS INC
filed 1996-08-23
CIK 778709

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended May 26, 1996  Commission file number 0-13944

                               GoodMark Foods, Inc.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

     North Carolina                              56-1330788
- - ------------------------               -------------------------------
(State of Incorporation)               (I.R.S. Employer Identification
                                               Number)
  6131 Falls of Neuse Road
  Raleigh, North Carolina                              27609
- - ---------------------------------------              ----------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (919) 790-9940

Securities registered pursuant to Section 12(g) of the Act:

                          $.01 Par Value Common Stock
                          ---------------------------
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X                             No
                      -----                              -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

    As  of  August  5,  1996,  there  were  7,601,329  shares  of  the
Registrant's common stock outstanding, $.01 par value per share.   The
aggregate market value of the Registrant's common stock at  August  5, 1996
held  by  those  persons  deemed  by  the   Registrant   to   be nonaffiliates
was approximately $65 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Documents                                           Where Incorporated
- - ---------                                           ------------------

1.  Annual Report to Shareholders for year ended              Part II
    May 26, 1996

2.  Proxy Statement for Annual Meeting of Shareholders        Part III
    to be held September 19, 1996

                              GoodMark Foods, Inc.

                            Form 10-K Annual Report

                                     Index

                                                            Page
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

The Company makes extruded grain snacks under the ANDY CAPP'S\ brand.

The Company also manufactures a line of packaged meats including hot dogs, bologna, sausage, and luncheon meats marketed in Virginia and the Carolinas under the JESSE JONES brand.

SLIM JIM meat sticks are a ready-to-eat dry sausage made of meat, spices, and seasonings. SLIM JIM is a widely-recognized brand name in the snack food
industry.   The Company markets over thirty different types of SLIM JIM meat sticks including Spicy, TABASCO(R), Summer Sausage, Beef 'n Cheese,
Mild flavors, Beef Steak, and Pepperoni. SLIM JIM's are sold in various sizes including the original SLIM JIM, BIG SLIM(R), SUPER SLIM(R), and SLIM JIM GIANT(R).

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

The Company has an agreement with McIlhenny Company to use the TABASCO trademark in connection with TABASCO-flavored meat snacks. This license agreement continues to 2002 and may be extended to 2017 at the Company's option.

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

CUSTOMER CONCENTRATION. In fiscal year 1996 sales to WalMart Stores, Inc.
and its subsidiaries' represented more than 10% of the Company net sales.
All of the sales to WalMart Inc. were comprised of the Company's branded products. A significant portion of the sales to WalMart Inc. are to its McLane Division which is the largest food and grocery distributor in the U.S.

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

EMPLOYEES. The Company employs approximately 1,125 persons, including 316 salaried employees and 809 hourly employees of whom 625 are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.


FINANCIAL INFORMATION ABOUT EXPORT SALES. Financial information relating to export sales is as follows:

                                    Year (in $000's)
                         ----------------------------------
                           1994          1995          1996
                         -------        ------       ------
Export sales             $5,307         $5,134       $4,504

Income before taxes         522            319          (28)

Identifiable assets         -0-            -0-          -0-

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

                             Position with Company and
Name                  Age    Business Experience
- - ----                  ---    ------------------------------------
Ron E. Doggett        61     Chairman of the Board since June  1,
                             1987  and  a  Director  since  1982;
                             Chief Executive Officer since  1985;
                             President   from   1983   to   1989;
                             Executive Vice President  and  Chief
                             Financial Officer from 1982 to 1983;
                             Vice President from  1968  to  1982.
                             Mr. Doggett served as Interim  Chief
                             Financial Officer from July 1,  1992
                             until December, 1992 because of  the
                             medical  disability  of  Edward   B.
                             McLean who ceased  serving  as  Vice
                             President   and   Chief    Financial
                             Officer.

Richard C. Miller     57     President   and   Chief    Operating
                             Officer  since  April  1989  and   a
                             Director   since   September   1989.
                             Previously with Sun-Diamond  Growers
                             of California Inc.,  Pleasanton,  CA
                             as President from 1988 to March 1989
                             and   as   Senior   Vice   President
                             Business  Management/Marketing  from
                             1986 to 1989;  President  and  Chief
                             Executive Officer of  S.  B.  Thomas
                             division of CPC International,  Inc.
                             from 1984 to 1986.

Paul L. Brunswick     56     Vice President and  Chief  Financial
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

Alvin C. Blalock      50     Vice  President  and   Director   of
                             Manufacturing  since  February   16,
                             1994 and  Secretary  since  June  1,
                             1987;  Vice  President   and   Chief
                             Administrative officer from June  1,
                             1992  to  February  15,  1994;  Vice
                             President  Personnel  and  Corporate
                             Relations from 1985 to May 31, 1992;
                             Director of Personnel from  1983  to
                             1985; Personnel  Manager  of  Garner
                             Plant from 1971 to 1983.

Charles E. Hancock    63     Will retire effective  September  1,
                             1996.     Senior   Vice   President,
                             Operations since February 16,  1994;
                             Vice President Operations from  1984
                             to February 15,  1994;  Director  of
                             Operations  from   1983   to   1984;
                             General Manager of Garner Plant from
                             1968 to 1983.

Richard E. Kennedy    51     Vice  President  since  January  10,
                             1984 and  Director  of  Snack  Sales
                             since 1984; Regional  Sales  Manager
                             from 1979 to 1984.

ITEM 2. PROPERTIES

               Size
Location       (Sq. Ft) Ownership    Activity
- - --------       -------- ---------    --------
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

Raleigh, NC     27,676 leased        Corporate offices. A sale/
                                     leaseback agreement was
                                     executed on June 5, 1996 for
                                     18,616 sq. ft. of office
                                     space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

This information is incorporated by reference from page 6, "Market and Dividend Information", of the Company's 1996 Annual Report to Shareholders included as exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

This information is incorporated by reference from page 7, "Selected Financial Data" of the Company's 1996 Annual Report to Shareholders included as exhibit 13.

ITEM 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from pages 8 and 9, "Management's Discussion and Analysis of Results of Operations and Financial Condition", of the Company's 1996 Annual Report to Shareholders included as exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  following  financial  statements,  supplementary   financial information,
and independent auditors report dated July 9, 1996 are incorporated by reference from pages 6 - 19 of the Company's 1996 Annual Report to Shareholders included as exhibit 13.


                                             Reference to
                                       --------------------------
                                       1996 Annual       Form
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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors is incorporated by reference from pages 4 through 6, "Proposal 1: Election of Directors", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 19, 1996. Information on executive officers is included under the caption
"Executive  Officers  of   the Registrant" on pages 7 and 8 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from pages 7 through 11, "Executive Compensation", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 19, 1996.

ITEM 12.  SECURITY OWNERSHIP OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

This information is incorporated by reference from pages 2 and 3, "Share Ownership of Management and Others", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 19, 1996.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) FINANCIAL STATEMENTS. See Item 8 for a listing of all Financial Statements, Independent Auditors' Report, and Supplementary Data.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended May 26, 1996.

(c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Executive compensation plans and arrangements are listed in exhibits 10.1 through 10.4.

     (3)    Articles of Incorporation and Bylaws.

     (4)    Specimen copy of certificate for common stock, $0.01 face value.

     (4.1)  Loan Agreement dated November 21, 1995.

     (10.1) Severance Compensation Agreements between the Company and the executive officers other than Mr. Doggett.

     (10.2) Employment Agreement dated August 1, 1988 between the Company and
            Mr. Doggett as amended August 1, 1996.

     (10.3) 1985 Non-Qualified Stock Option Plan as amended and restated.

     (10.4) Restricted Stock Award Plan.

     (13) Pages 6 - 19 of Annual Report to Shareholders for year ended May 26, 1996.

     (21)   Subsidiaries of the Company.

     (23)   Consent of independent auditors.

     (27)   Financial Data schedule (for SEC use only).

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GoodMark Foods, Inc.:

We have audited the consolidated financial statements of GoodMark Foods, Inc. and its subsidiaries as of May 26, 1996 and May 28, 1995, and for each of the three fiscal years in the period ended May 26, 1996, and have issued our report thereon dated July 9, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also comprehended the supplemental schedules of GoodMark Foods, Inc. and its subsidiaries, listed in Item 14. These supplemental schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such supplemental schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
July 9, 1996

                              GoodMark Foods, Inc.
                Schedule II - Valuation and Qualifying Accounts

                                              Additions   Collections
                                  Balance at  Charged to  of Accounts
                                  Beginning   Costs and   Previously    Deductions- Balance at
Year          Description         of Period   Expenses    Written Off   Write-Offs  End of Period
- - ----          -----------         ----------  ----------  -----------   ----------- -------------
May 29, 1994  Allowance for
              doubtful accounts   $196,316    $121,000    $ 8,488       $ 87,633    $238,171




May 28, 1995  Allowance for
              doubtful accounts   $238,171    $125,004    $ 4,063       $ 90,680    $276,558




May 26, 1996  Allowance for
              doubtful accounts   $276,558    $140,000    $ 5,086       $ 97,123    $324,521

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 23rd day of August, 1996.

                             GoodMark Foods, Inc.


                             By: /s/ Ron E. Doggett
                                 -----------------------------------
                                 Ron E. Doggett
                                 Chairman & Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                      Title                      Date
- - -------------                   -----                      ----
 /s/ Ron E. Doggett           Chairman, Chief              August 23, 1996
- - ------------------------      Executive Officer
 Ron E. Doggett

 /s/ Alvin C. Blalock         Vice President,              August 23, 1996
- - ------------------------      Director of Manufacturing,
 Alvin C. Blalock             and Secretary


 /s/ Paul L. Brunswick        Vice President,              August 23, 1996
- - ------------------------      Chief Financial Officer
 Paul L. Brunswick

 /s/ Thomas W. D'Alonzo       Director                     August 23, 1996
- - ------------------------
 Thomas W. D'Alonzo

 /s/ Donald H. Grubb          Director                     August 23, 1996
- - ------------------------
 Donald H. Grubb

 /s/ Eric J. Lomas            Director                     August 23, 1996
- - ------------------------
 Eric J. Lomas

 /s/ Richard C. Miller        President, Chief             August 23, 1996
- - ------------------------      Operating Officer,
 Richard C. Miller            and Director


 /s/ Robert B. Seidensticker  Director                     August 23, 1996
- - ----------------------------
 Robert B. Seidensticker

 /s/ Rollie Tillman, Jr.      Director                     August 23, 1996
- - ------------------------
 Rollie Tillman

                                 EXHIBIT INDEX

                                                                    Form 10-K
     Exhibit                                                        Sequential
     Number      Description of and Reference to Exhibit            Page No.
     -------     ----------------------------------------           -----------
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

     (4.1)   Loan agreement dated November 21, 1995. Loan agreement     32
             dated January 12, 1995 filed as Exhibit 4.1 to Form 10-K
             for fiscal year ended May 27, 1995.  Amendment
             dated February 7, 1995 to Loan Agreement dated January 7,
             1994 filed as Exhibit 4.2 to Form 10-K for the fiscal
             year ended May 29, 1994.  Amendments dated February 7,
             1995 and May 25, 1995 to Loan Agreement dated May 22,
             1990.  Amendments dated October 4, 1993 and December 21,
             1993 to Loan Agreement dated May 22, 1990 filed as
             Exhibit 4.2 to Form 10-K for the fiscal year ended
             May 29, 1994, both incorporated herein by reference.

     (10.1)  Severance Compensation Agreements between the Company      *
             and executive officers other than Mr. Doggett filed
             as Exhibit 10.1 to Form 10-K for the fiscal year
             ended May 29, 1988 and incorporated herein by reference.

     (10.2)  Amendment dated August 1, 1996 to Employment Agreement     96
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

     (13)    Pages 6 - 19 of Annual Report to Shareholders for         18
             year ended May 26, 1996.

     (21)    Subsidiaries of the Company                               17

     (23)    Consent of independent auditors.                          98

     (27)    Financial Data Schedule (for SEC use only).





     *Incorporated by reference