Form 10-Q
period 1996-08-25
GOODMARK FOODS INC
filed 1996-10-09
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



     For the Thirteen Weeks Ended                  Commission File Number
     August 25, 1996                                              0-13944




                              GoodMark Foods, Inc.

            (Exact name of Registrant as specified in its charter)


     North Carolina                                            56-1330788
     (State of incorporation)                            (I.R.S. Employer
                                                      Identification No.)


     6131 Falls of Neuse Road, Raleigh, North Carolina              27609
     (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code:   (919) 790-9940



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X          No
                                ------         ------


     Number of shares outstanding of Registrant's Common Stock,
        $.01 par value, as of September 25, 1996                7,612,176





                                 -Page 1 of 30-

                              GoodMark Foods, Inc.


                           Form 10-Q Quarterly Report


                                     Index


                                                            Page

PART I.  Financial information

    Item 1.  Consolidated financial statements

             Consolidated balance sheets                     3

             Consolidated statements of income               4

             Consolidated statements of cash flows           5

             Notes to consolidated financial statements      6

    Item 2.  Management's discussion and analysis of
             financial condition and results of operations   8

PART II. Other information

    Item 4.  Submission of matters to a vote of security
             holders                                         8

    Item 5.  Other information                               9

    Item 6.  Exhibits and reports on Form 8-K               10



                                 -Page 2 of 30-

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                              GOODMARK FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                        AUGUST 25, 1996 AND MAY 26, 1996
                        --------------------------------
                                    ($000's)


                                                    August 25, 1996     May 26, 1996
                                                    ---------------     ------------
ASSETS

Current assets
     Cash and cash equivalents                              $22              $858
     Accounts and notes receivable                        9,534             9,323
     Inventories                                         14,440            12,336
     Prepaid expenses                                     5,577             4,543
     Other assets                                         1,250             1,980
                                                        -------           -------
        Total current assets                             30,823            29,040

Property and equipment, net                              51,987            53,936

Other assets                                              2,107             2,231
                                                        -------           -------
        Total                                           $84,917           $85,207
                                                        =======           =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                    $6,237            $6,021
     Accrued expenses and other liabilities               6,177             7,671
                                                        -------           -------
        Total current liabilities                        12,414            13,692

Long-term debt and other long-term obligations           17,000            17,800

Deferred income taxes                                     4,907             4,907

Commitments and contingencies

Shareholders' equity                                     50,596            48,808
                                                        -------           -------
        Total                                           $84,917           $85,207
                                                        =======           =======



See accompanying notes to consolidated financial statements.

                       -Page 3 of 30-

--------------------------------------------------------------

                              GOODMARK FOODS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE 13 WEEK PERIODS ENDED
                      AUGUST 25, 1996 AND AUGUST 27, 1995
                    ---------------------------------------
                                    (000's)

                                                             13 Weeks Ended
                                                    ---------------------------------
                                                    August 26, 1996   August 27, 1995
                                                    ---------------   ---------------
Net sales                                                $46,382          $46,273

Cost of goods sold                                        28,103           28,683
                                                         -------          -------
Gross profit                                              18,279           17,590

Selling, general, and administrative expenses             14,728           13,076
                                                         -------          -------
Income from operations                                     3,551            4,514

Interest and other net expense (income)                      245              250
                                                         -------          -------
Income before income taxes                                 3,306            4,264

Income taxes                                               1,241            1,544
                                                         -------          -------
Net income                                                $2,065           $2,720
                                                         =======          =======

Earnings per common share-primary and fully diluted        $0.26            $0.34
                                                         =======          =======

Average shares outstanding-primary                         7,868            8,095
                                                         =======          =======
Average shares outstanding-fully diluted                   7,887            8,112
                                                         =======          =======
Dividends per share                                        $0.05            $0.04
                                                         =======          =======


See accompanying notes to consolidated financial statements.

                                 -Page 4 of 30-

--------------------------------------------------------------

                              GOODMARK FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 13 WEEK PERIODS ENDED
                      AUGUST 25, 1996 AND AUGUST 27, 1995
                      -----------------------------------
                                    ($000's)

                                                               13 Weeks Ended
                                                      --------------------------------
                                                      August 25, 1996  August 27, 1995
                                                      ---------------  ---------------
Cash flows from operating activities:
    Net income                                               $2,065        $2,720
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                          1,464         1,492
       Amortization of deferred expenses                         25             -
       Provision for deferred income taxes                        -           362
       Gain on disposal of fixed assets                          (6)           (1)
       Changes in assets and liabilities:
         Net increase in assets                              (2,619)         (834)
         Net decrease in liabilities                         (1,430)       (4,276)
                                                             ------        ------
     NET CASH USED IN OPERATING ACTIVITIES                     (505)         (537)
                                                             ------        ------
Cash flows from (used in) investing activities:
     Proceeds from disposal of fixed assets                   1,406             8
     Capital expenditures                                      (673)       (1,652)
     (Increase) decrease in other assets                          5            (7)
                                                             ------        ------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        738        (1,651)
                                                             ------        ------
Cash flows from (used in) financing activities:
     Proceeds from issuance of long-term debt                 6,500         5,600
     Principal payments on long-term debt and
       other long-term obligations                           (7,300)       (4,100)
     Common stock issued under dividend reinvestment plan        19            12
     Repurchase of common stock                                 (24)            -
     Stock options exercised                                    112           698
     Cash dividends paid                                       (380)         (312)
                                                             ------        ------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (1,073)        1,898
                                                             ------        ------

Net decrease in cash and cash equivalents                      (840)         (290)

Cash and cash equivalents at beginning of period                858           386
                                                             ------        ------
Cash and cash equivalents at end of period                      $18           $96
                                                             ======        ======




See accompanying notes to consolidated financial statements.

                         -Page 5 of 30-

--------------------------------------------------------------

                              GOODMARK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ($000's)

1)   The Notes to Consolidated Financial Statements included in
     Registrant's annual report for the fiscal year ended May 26, 1996 as incorporated in Form 10-K filed with the Securities and Exchange Commission on August 23, 1996 should be read in conjunction with these quarterly financial statements.

2) The financial information herein is unaudited. The information reflects all normal recurring adjustments which are necessary in management's opinion for a fair statement of results for the interim periods presented. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 1997.

3) Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following in thousands of dollars:

                                  8/25/96      5/26/96
                                 --------      -------
     Raw materials                 $5,455       $4,862
     Work-in-process                1,144          799
     Finished goods                 8,050        6,884
     Less LIFO reserve               (209)        (209)
                                  -------      -------
     Inventories, net             $14,440      $12,336
                                  =======      =======

4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                    13 Weeks Ended
                                 ---------------------
                                 8/25/96       8/27/95
                                 -------       -------
     Interest expense               $278          $330
     Interest income                 (18)          (20)
     Other expense (income)          (15)          (60)
                                   -----         -----
     Other expense (income), net    $245          $250
                                   =====         =====


                            -Page 6 of 30-

--------------------------------------------------------------

                              GOODMARK FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    ($000's)



5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares outstanding under the primary earnings per share calculation for the first quarter of fiscal 1997 include 270,182 of equivalent shares from options. Weighted average shares outstanding under the fully diluted earnings per share calculation for the first quarter of fiscal 1997 include 288,400 of equivalent shares from options.

     Weighted average shares outstanding under the primary earnings per share calculation for the first quarter of fiscal 1996 include 316,709 of equivalent shares from options. Weighted average shares outstanding under the fully diluted earnings per share calculation for the first quarter of fiscal 1996 include 333,575 of equivalent shares from options.

6) Interim results are not necessarily indicative of results for the fiscal year.









                                 -Page 7 of 30-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ($000's)

Material Changes in Financial Condition from Fiscal Year End

There were no material changes in financial condition during the first quarter. The current ratio at August 25, 1996 was 2.5 compared to 2.1 at May 26, 1996. Long term debt and obligations were 25% of total capitalization versus 27% at fiscal year end. Net cash provided by investing activities increased $738 due to proceeds of $1,400 from the sale/leaseback of the Company's condominium share of the office building in which the Company maintains its headquarters.

Material Changes in Results of Operations for the First  Fiscal  Quarter

Sales for the first quarter of fiscal 1997 were slightly (less than 1%) favorable to last year's first quarter. Snack sales were slightly less than last year, but our core brand, Slim Jim and our our extruded grain snack brand, Andy Capp's, experienced growth of 5% and 15%, respectively. Private label snack sales were down 9%. Packaged meats sales (which account for 12% of total sales) were up 5%.

First quarter gross profit margin rate was 39%, comparing favorably to last year's 38%, due to lower meat costs and improved manufacturing efficiencies.

Selling, general, and administrative expenses were 32% as a percentage of sales for the first quarter compared to 28% for last year's first quarter. The increase reflects our intensified level of promotional, advertising, merchandising, and new product programs planned to enable us to regain momentum in our branded snacks business.

Net income for the first quarter was $2,065, or $.26 per share, down from $2,720, or $.34 per share for last year's first quarter.

                     PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 1996, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the appointment of Deloitte & Touche, LLP as independent auditors for the Company and its subsidiaries for the fiscal year ending May 25, 1997, was ratified. Also, an amendment to the Company's bylaws to increase the maximum number of Directors from seven to nine members was approved and ratified. The only other proposal considered by shareholders was the election of directors. The following seven nominees were elected to the Board of Directors: Ron E. Doggett, Richard
C. Miller, Eric J. Lomas, Donald H. Grubb, Thomas W. D'Alonzo, Rollie Tillman, Jr., and Robert B. Seidensticker. The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the election of directors, as to the ratification of Deloitte & Touche, LLP, and as to the approval and ratification of an amendment to increase the maximum number of Directors from seven to nine were as follows:

                            -Page 8 of 30-

A.  Election of Directors

Director                Votes               Votes               Broker
Nominee                 For                 Withheld            Nonvotes
-------                 ---                 --------            --------
Ron E. Doggett          6,854,279             21,460             650,734

Richard C. Miller       6,854,579             21,160             650,734

Eric J. Lomas           6,864,429             11,310             650,734

Donald H. Grubb         6,853,417             22,321             650,734

Thomas W. D'Alonzo      6,864,529             11,210             650,734

Rollie Tillman, Jr.     6,861,123             14,616             650,734

Robert B. Seidensticker 6,864,172             11,566             650,734


B.  Ratification of Appointment of Auditors

                        Votes      Votes               Absten-  Broker
                        For        Against             tions    Nonvotes
                        ---        -------             -----    --------
Ratification of
Deloitte & Touche, LLP  6,869,060    4,494              2,184    650,734


C. Ratification of Amendment to Increase Maximum Number of Directors from Seven to Nine

                        Votes      Votes               Absten-  Broker
                        For        Against             tions    Nonvotes
                        ---        -------             -----    --------
Increase Directors      6,736,757   75,323             11,541    702,851


ITEM 5.  OTHER INFORMATION

On June 5, 1996, the Company sold 18,616 sq. ft. of condominium office space used for our corporate offices. The sales contract included a five year leaseback agreement. Proceeds from the sale were used in operating activities and to pay down long-term debt.

On July 9, 1996, the Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock from time to time in open market transactions during the current 1997 fiscal year. Since July 9, 1996, the Company has repurchased 53,500 shares of its common stock on the open market at an average price of $16.438.

On September 19, 1996, the Board of Directors declared a regular quarterly cash dividend of $.05 per share. The dividend is payable November 1, 1996, to shareholders of record as of the close of business on October 17, 1996.


                                 -Page 9 of 30-

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. The Company wishes to advise readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

a. Specific risks and uncertainties to the Company's financial performance include all the macro and micro economic factors that affect any business operating in competitive markets in a competitive world economy.*

b. Risk factors most relevant to the Company's short term and longer term financial performance are attainment of its assumptions concerning unit volumes, pricing, raw material costs, operating costs, and operating efficiencies.

c. The attainment of these assumptions is determined by the successful execution of management's plans as well as external factors. External factors include general economic conditions, snack market growth, meat snack category growth, competitors actions, and customer acceptance of the Company's products and promotions.

 * The reader is urged to refer to FORM 10-K, PART I, ITEM 1., "Narrative Description of the Business" to better understand the unique characteristics of the Company's business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     (3.1)    Bylaws, as amended.

     (27)     Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended August 25, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GoodMark Foods, Inc.
                                       (Registrant)

                                       /s/ Ron E. Doggett
Date:  October 9, 1996                 -------------------------------
                                       Ron E. Doggett
                                       Chairman and
                                       Chief Executive Officer

                                       /s/ Paul L. Brunswick
Date:  October 9, 1996                 -------------------------------
                                       Paul L. Brunswick
                                       Vice President
                                       Chief Financial Officer


                           -Page 10 of 30-