Form 10-Q
period 1996-11-24
GOODMARK FOODS INC
filed 1997-01-08
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Thirteen Weeks Ended                              Commission File Number
November 24, 1996                                                        0-13944




                              GoodMark Foods, Inc.

             (Exact name of Registrant as specified in its charter)


North Carolina                                                        56-1330788
(State of incorporation)                                        (I.R.S. Employer
                                                             Identification No.)


6131 Falls of Neuse Road, Raleigh, North Carolina                          27609
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (919) 790-9940



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X          No
                                 ---            ---


Number of shares outstanding of Registrant's Common Stock,
   $.01 par value, as of December 29, 1996                             7,415,344





                                 -Page 1 of 10-

                              GoodMark Foods, Inc.


                           Form 10-Q Quarterly Report


                                     Index


                                                            Page
PART I.  Financial information

    Item 1.  Consolidated financial statements

             Consolidated balance sheets                     3

             Consolidated statements of income               4

             Consolidated statements of cash flows           5

             Notes to consolidated financial statements      6

    Item 2.  Management's discussion and analysis of
             financial condition and results of operations   8

PART II. Other information

    Item 4.  Submission of matters to a vote of security
             holders                                         9

    Item 5.  Other information                               9

    Item 6.  Exhibits and reports on Form 8-K               10





                                 -Page 2 of 10-

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                              GOODMARK FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 24, 1996 AND MAY 26, 1996
                                    ($000's)


                                                 November 24, 1996  May 26, 1996
                                                 -----------------  ------------
ASSETS

Current assets
     Cash and cash equivalents                        $    40          $   858
     Accounts and notes receivable                     11,228            9,323
     Inventories                                       15,511           12,336
     Prepaid expenses                                   5,229            4,543
     Other assets                                       2,042            1,980
                                                      -------          -------
        Total current assets                           34,050           29,040

Property and equipment, net                            51,658           53,936

Other assets                                            1,981            2,231
                                                      -------          -------
        Total                                         $87,689          $85,207
                                                      =======          =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                 $ 7,040          $ 6,021
     Accrued expenses and other liabilities             6,060            7,671
                                                      -------          -------
        Total current liabilities                      13,100           13,692

Long-term debt and other long-term obligations         19,200           17,800

Deferred income taxes                                   4,907            4,907

Commitments and contingencies

Shareholders' equity                                   50,482           48,808
                                                      -------          -------
        Total                                         $87,689          $85,207
                                                      =======          =======


See accompanying notes to consolidated financial statements.

                                 -Page 3 of 10-

                              GOODMARK FOODS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 13 AND 26 WEEK PERIODS ENDED
                    NOVEMBER 24, 1996 AND NOVEMBER 26, 1995
                                    (000's)

                                              13 Weeks Ended        26 Weeks Ended
                                           --------------------   -------------------
                                           Nov. 24,    Nov. 26,   Nov. 24,   Nov. 26,
                                             1996       1995        1996       1995
                                           --------    --------   --------   --------
Net sales                                  $ 48,153    $ 43,538   $ 94,535   $ 89,811

Cost of goods sold                           29,757      28,567     57,860     57,250
                                           --------    --------   --------   --------
Gross profit                                 18,396      14,971     36,675     32,561

Selling, general, and
  administrative expenses                    15,326      12,447     30,054     25,523
                                           --------    --------   --------   --------
Income from operations                        3,070       2,524      6,621      7,038

Interest and other net expense (income)         (80)        389        165        639
                                           --------    --------   --------   --------
Income before income taxes                    3,150       2,135      6,456      6,399

Income taxes                                  1,186         862      2,427      2,406
                                           --------    --------   --------   --------
Net income                                 $  1,964    $  1,273   $  4,029   $  3,993
                                           ========    ========   ========   ========

Earnings per common share-primary
  and fully diluted                        $   0.25    $   0.16   $   0.51   $   0.49
                                           ========    ========   ========   ========

Average shares outstanding-primary            7,886       8,152      7,878      8,124
                                           ========    ========   ========   ========
Average shares outstanding-fully diluted      7,890       8,155      7,897      8,139
                                           ========    ========   ========   ========
Dividends per share                        $   0.05    $   0.04   $   0.10   $   0.08
                                           ========    ========   ========   ========


See accompanying notes to consolidated financial statements.

                                 -Page 4 of 10-

                              GOODMARK FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 26 WEEK PERIODS ENDED
                    NOVEMBER 24, 1996 AND NOVEMBER 26, 1995
                                    ($000's)

                                                                       26 Weeks Ended
                                                              -------------------------------
                                                               Nov. 24, 1996   Nov. 26, 1995
                                                              --------------- ---------------
Cash flows from operating activities:
    Net income                                                    $  4,029       $  3,993
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                 2,938          2,946
       Amortization of deferred expense                                 50              8
       Provision for deferred income taxes                             499
       (Gain) loss on disposal of fixed assets                          25             (3)
       Changes in assets and liabilities:
         Net (increase) decrease in assets                          (5,612)         2,061
         Net decrease in liabilities                                  (724)        (5,213)
                                                                  --------       --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         706          4,291
                                                                  --------       --------
Cash flows from (used in) investing activities:
     Proceeds from disposal of fixed assets                          1,470              8
     Capital expenditures                                           (1,818)        (3,001)
     (Increase) decrease in other assets                                11            (13)
                                                                  --------       --------
     NET CASH USED IN INVESTING ACTIVITIES                            (337)        (3,006)
                                                                  --------       --------
Cash flows from (used in) financing activities:
     Proceeds from issuance of long-term debt                       15,650         29,450
     Principal payments on long-term debt and
       other long-term obligations                                 (14,250)       (29,350)
     Common stock issued under dividend reinvestment plan               36             30
     Repurchase of common stock                                     (2,200)          --
     Stock options exercised                                           338            740
     Cash dividends paid                                              (761)          (625)
                                                                  --------       --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (1,187)           245
                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents                  (818)         1,530

Cash and cash equivalents at beginning of period                       858            386
                                                                  --------       --------
Cash and cash equivalents at end of period                        $     40       $  1,916
                                                                  ========       ========


See accompanying notes to consolidated financial statements.

                                 -Page 5 of 10-

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

2) The financial information herein is unaudited. The information reflects all normal recurring adjustments which are necessary in management's opinion for a fair statement of results for the interim periods presented. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in 1997.

3) Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following in thousands of dollars:

                                 11/24/96      5/26/96
                                 --------      -------
     Raw materials                $ 5,471      $ 4,862
     Work-in-process                1,300          799
     Finished goods                 8,949        6,884
     Less LIFO reserve               (209)        (209)
                                  -------      -------
     Inventories, net             $15,511      $12,336
                                  =======      =======

4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                  13 Weeks Ended     26 Weeks Ended
                                -----------------  ------------------
                                11/24/96 11/26/95  11/24/96  11/26/95
                                -------- --------  --------  --------
     Interest expense             $ 265     $308     $ 543     $638
     Interest income                (20)     (24)      (38)     (44)
     Other expense (income)        (325)     105      (340)      45
                                  -----     ----     -----     ----
     Other expense (income), net  $ (80)    $389     $ 165     $639
                                  =====     ====     =====     ====





                                 -Page 6 of 10-

                              GOODMARK FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    ($000's)


5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares outstanding under the primary earnings per share calculation for the second quarter and first half of fiscal 1997 include 287,204 and 279,669, respectively, of equivalent shares from options. Weighted average shares outstanding under the fully diluted earnings per share calculation for the second quarter and first half of fiscal 1997 include 292,029 and 298,505, respectively, of equivalent shares from options.

     Weighted average shares outstanding under the primary earnings per share calculation for the second quarter and first half of fiscal 1996 include 324,051 and 321,285, respectively, of equivalent shares from options. Weighted average shares outstanding under the fully diluted earnings per share calculation for the second quarter and first half of fiscal 1996 include 327,283 and 335,562, respectively, of equivalent shares from options.


6) Interim results are not necessarily indicative of results for the fiscal year.



                                 -Page 7 of 10-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ($000's)

Material Changes in Financial Condition from Fiscal Year End

There were no material changes in financial condition during the second quarter. The current ratio at November 24, 1996 was 2.6 compared to 2.1 at May 26, 1996. Long term debt and obligations were 28% of total capitalization versus 27% at fiscal year end.

The increase in accounts and notes receivable since fiscal year end is due mostly to increased sales but also includes an $800 insurance claim related to Hurricane Fran. Inventories are up due to management's decision to raise safety stock levels to accommodate service demands of increased sales momentum.

Material Changes in Results of Operations for the Second Fiscal Quarter and Six Months

Sales for the second quarter of fiscal 1997 were 11% above last year's second quarter. Snack sales were up 11%. Packaged meats sales were up 6%. For the first six months, total sales were up 5%. Both snack and packaged meats sales were up 5%.

Branded snack sales were up 17% for the second quarter and 9% for the first half, led by Slim Jim meat snacks which were up 26% for the second quarter and 16% for the first half of fiscal 1997. This volume growth was driven by intensive new selling and marketing programs which were designed to recapture sales momentum that was adversely affected by operating issues relating to plant expansion and start-up in the first half of fiscal 1996.

Second quarter gross profit margin rate was 38% compared to 34% a year ago. For the first six months, the gross profit margin rate was 39% versus 36% last year. Notwithstanding higher meat costs, profit margin rates are higher compared to last year due mostly to efficiencies related to increased utilization of our expanded Garner, North Carolina facility, which continues to perform well.

Selling, general, and administrative expenses were 32% as a percentage of sales for the second quarter and first six months compared to 29% for last year's second quarter and first six months. The rate of spending was increased to support the new selling and marketing programs designed to recapture sales momentum interrupted during the start-up of the new plant expansion in fiscal 1996.

Net income for the second quarter was $1,964, or $.25 per share, up from $1,273, or $.16 per share, in last year's second quarter. Net income for the first six months was up to $4,029, or $.51 per share, compared to $3,993, or $.49 per share, for last year.


                                 -Page 8 of 10-

                            PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 1996, the Company held its Annual Meeting of Shareholders at which the appointment of auditors was ratified, an amendment to the Company's bylaws to increase the maximum number of Directors from seven to nine members was approved and ratified, and the Board of Directors was elected. Information regarding these matters is reported in the Company's Form 10-Q for the period ended August 25, 1996 as filed on October 9, 1996 with the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION

On July 9, 1996, the Board of Directors authorized the repurchase of up to 250,000 shares of the Company's common stock from time to time in open market transactions during the current 1997 fiscal year. As of December 31, 1996, the Company had completed the authorized fiscal 1997 repurchase of 250,000 shares of its common stock on the open market at an average price of $17.019.

On December 18, 1996, the Board of Directors declared a regular quarterly cash dividend of $.05 per share. The dividend is payable February 3, 1997, to shareholders of record as of the close of business on January 15, 1997.

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


                                 -Page 9 of 10-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: Ex. 27 Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended November 24, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GoodMark Foods, Inc.
                                       (Registrant)


Date: January 8, 1997                  /s/ Ron E. Doggett
                                       -------------------------------
                                       Ron E. Doggett
                                       Chairman and
                                       Chief Executive Officer


Date: January 8, 1997                  /s/ Paul L. Brunswick
                                       -------------------------------
                                       Paul L. Brunswick
                                       Vice President
                                       Chief Financial Officer





                                -Page 10 of 10-