Form 10-Q
period 1997-02-23
GOODMARK FOODS INC
filed 1997-04-09
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Thirteen Weeks Ended                  Commission File Number
February 23, 1997                                            0-13944




                              GoodMark Foods, Inc.

             (Exact name of Registrant as specified in its charter)


North Carolina                                            56-1330788
(State of incorporation)                            (I.R.S. Employer
                                                 Identification No.)


6131 Falls of Neuse Road, Raleigh, North Carolina              27609
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   (919) 790-9940



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X          No
                                ---           ---

Number of shares outstanding of Registrant's Common Stock,
   $.01 par value, as of March 30, 1997                    7,385,708





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

                              GOODMARK FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 23, 1997 AND MAY 26, 1996
                                    ($000's)


                                                  February 23, 1997     May 26, 1996
                                                  -----------------     ------------
ASSETS
Current assets
     Cash and cash equivalents                          $ 1,617           $   858
     Accounts and notes receivable                        8,523             9,323
     Inventories                                         16,173            12,336
     Prepaid expenses                                     5,803             4,543
     Other assets                                         2,114             1,980
                                                        -------           -------
        Total current assets                             34,230            29,040

Property and equipment, net                              51,583            53,936

Other assets                                              1,858             2,231
                                                        -------           -------
        Total                                           $87,671           $85,207
                                                        =======           =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                   $ 5,942           $ 6,021
     Accrued expenses and other liabilities               6,629             7,671
                                                        -------           -------
        Total current liabilities                        12,571            13,692

Long-term debt and other long-term obligations           21,500            17,800

Deferred income taxes                                     4,907             4,907

Commitments and contingencies

Shareholders' equity                                     48,693            48,808
                                                        -------           -------
        Total                                           $87,671           $85,207
                                                        =======           =======




See accompanying notes to consolidated financial statements.

                                 -Page 3 of 10-

                              GOODMARK FOODS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 13 AND 39 WEEK PERIODS ENDED
                    FEBRUARY 23, 1997 AND FEBRUARY 25, 1996
                                    (000's)

                                             13 Weeks Ended         39 Weeks Ended
                                          -------------------    -------------------
                                           Feb. 23,  Feb. 25,     Feb. 23,  Feb. 25,
                                             1997      1996         1997      1996
                                          --------- ---------    --------- ---------
Net sales                                  $39,977   $42,737     $134,512  $132,548

Cost of goods sold                          25,843    26,897       83,703    84,147
                                           -------   -------      -------   -------
Gross profit                                14,134    15,840       50,809    48,401

Selling, general, and
  administrative expenses                   13,085    12,973       43,139    38,496
                                           -------   -------      -------   -------
Income from operations                       1,049     2,867        7,670     9,905

Interest and other net expense (income)        287       302          452       941
                                           -------   -------      -------   -------
Income before income taxes                     762     2,565        7,218     8,964

Income taxes                                   286       965        2,713     3,371
                                           -------   -------      -------   -------
Net income                                 $   476   $ 1,600     $  4,505  $  5,593
                                           =======   =======      =======   =======

Earnings per common share-primary
  and fully diluted                        $  0.06   $  0.20     $   0.58  $   0.69
                                           =======   =======      =======   =======

Average shares outstanding-primary           7,726     8,085        7,826     8,111
                                           =======   =======      =======   =======
Average shares outstanding-fully diluted     7,726     8,085        7,826     8,112
                                           =======   =======      =======   =======
Dividends per share                        $  0.05   $  0.04     $   0.15  $   0.12
                                           =======   =======      =======   =======



See accompanying notes to consolidated financial statements.

                                 -Page 4 of 10-

                              GOODMARK FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE 39 WEEK PERIODS ENDED
                    FEBRUARY 23, 1997 AND FEBRUARY 25, 1996
                                    ($000's)

                                                               39 Weeks Ended
                                                      --------------------------------
                                                       Feb. 23, 1997    Feb. 25, 1996
                                                      ---------------  ---------------
Cash flows from operating activities:
    Net income                                              $ 4,505       $ 5,593
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                          4,406         4,382
       Amortization of deferred expense                          76            33
       Provision for deferred income taxes                        -           924
       Loss on disposal of fixed assets                          29            18
       Changes in assets and liabilities:
         Net (increase) decrease in assets                   (4,131)          229
         Net decrease in liabilities                         (1,268)       (4,594)
                                                             ------        ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                3,617         6,585
                                                             ------        ------
Cash flows from (used in) investing activities:
     Proceeds from disposal of fixed assets                   1,481            15
     Capital expenditures                                    (3,133)       (3,774)
     (Increase) decrease in other assets                         15          (224)
                                                             ------        ------
     NET CASH USED IN INVESTING ACTIVITIES                   (1,637)       (3,983)
                                                             ------        ------
Cash flows from (used in) financing activities:
     Proceeds from issuance of long-term debt                26,950        36,850
     Principal payments on long-term debt and
       other long-term obligations                          (23,250)      (36,950)
     Repurchase of common stock                              (4,255)       (2,144)
     Common stock issued under dividend reinvestment plan        50            43
     Stock options exercised                                    422           747
     Cash dividends paid                                     (1,138)         (936)
                                                             ------        ------
     NET CASH USED IN FINANCING ACTIVITIES                   (1,221)       (2,390)
                                                             ------        ------

Net increase in cash and cash equivalents                       759           212

Cash and cash equivalents at beginning of period                858           386
                                                             ------        ------
Cash and cash equivalents at end of period                  $ 1,617       $   598
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

2)   The financial information herein is unaudited.   The  information reflects
     all normal recurring adjustments which are necessary in management's opinion for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of results
     for   the   fiscal   year.      Certain reclassifications  have  been
     made to prior year's financial statements to conform to the classifications used in 1997.

     In preparing financial statements  that  conform  with  generally accepted accounting principles, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and amounts of revenues and expenses reflected during the
     reporting period.   Actual  results could differ from those estimates.

3)   Inventories are stated at the lower of last-in, first-out  (LIFO) cost or
     market.    Inventories  consisted  of  the  following  in thousands of dollars:

                                  2/23/97      5/26/96
                                 --------      -------
     Raw materials                 $5,576       $4,862
     Work-in-process                  622          799
     Finished goods                10,409        6,884
     Less LIFO reserve               (434)        (209)
                                  -------      -------
     Inventories, net             $16,173      $12,336
                                  =======      =======





                                 -Page 6 of 10-

                              GOODMARK FOODS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                    ($000's)

4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                  13 Weeks Ended     39 Weeks Ended
                                -----------------  ------------------
                                 2/23/97  2/25/96   2/23/97   2/25/96
                                 -------  -------   -------   -------
     Interest expense              $327     $319      $870      $957
     Interest income                 (9)     (22)      (47)      (66)
     Other expense (income)         (31)       5      (371)       50
                                  -----    -----     -----     -----
     Other expense (income), net   $287     $302      $452      $941
                                  =====    =====     =====     =====

5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares outstanding under the primary earnings per share calculation for the third quarter and year-to-date periods of fiscal 1997 include 281,042 and
     280,923, respectively, of equivalent shares  from  options.    Weighted
     average  shares outstanding  under  the  fully   diluted   earnings   per
     share calculation for the third quarter  and  year-to-date  periods  of
     fiscal  1997  include  281,062  and  281,156,  respectively,   of
     equivalent shares from options.

     Weighted average shares outstanding under the primary earnings per share calculation for the third quarter and year-to-date periods of fiscal 1996 include 317,650 and 320,112, respectively, of equivalent
     shares  from  options.    Weighted  average  shares outstanding  under
     the  fully   diluted   earnings   per   share calculation for the third
     quarter  and  year-to-date  periods  of fiscal  1996  include  317,650
     and  320,978,  respectively,   of equivalent shares from options.

6)   On  March  17,  1997,  the  Board  of  Directors   approved   the
     divestiture of the Jesse Jones  packaged  meats  business.    The decision
     was based on resource reallocation and the strategic goal of focusing capital investment and human resources on the Company's core snack food business. The impact of this decision on the consolidated financial statements cannot be determined at this time.





                                 -Page 7 of 10-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ($000's)

Material Changes in Financial Condition from Fiscal Year End

There were no material changes in financial condition since the fiscal year end date. The current ratio at February 23, 1997 was 2.7 compared to 2.1 at May 26, 1996. Long term debt and obligations were 31% of total
capitalization versus 27% at fiscal year  end.    Long  term  debt increased as
a result of additional borrowing for inventories and stock repurchase activities.

The increase in inventories is primarily due to management's decision to raise
safety stock levels to accommodate service  demands.    The  sales shortfall in
the third quarter also contributed to the increase.

Material Changes in Results of Operations for the Third Fiscal Quarter and Nine Months

Net sales for the third quarter of fiscal 1997 were $39,977 compared to $42,737 for last year's third quarter. Snack sales were down by $2,874. Packaged meats sales were up by $114. For the first nine months, total sales were up 1%. Snack sales and packaged meats sales were up 1% and 4%, respectively.

Branded snack sales were down 6% for the third quarter after being up 17% for the second quarter and up 9% for the first half. Slim Jim meat snacks were down 5% for the third quarter after being up 26% for the second quarter and 16% for the first half. Heavy promotional activity and buy-ins in advance of a price increase created much stronger sales in November and an inventory overload among the wholesale trade going into December and January. This overload, combined with the effect of the price advance in a normally slow winter seasonal period for consumer purchases produced the shortfall in the third quarter.

Third quarter gross profit margin rate was 35% compared to 37% a year ago. For the first nine months, the gross profit margin rate was 38% versus 37% last year.

Selling, general, and administrative expenses were 33% of sales for the third quarter and 32% for the first nine months compared to 30% for last year's third
quarter and 29% for the first nine months.    The  rate  of spending was
increased to support new selling and marketing programs designed to recapture sales momentum interrupted during the start-up of the new plant expansion in fiscal 1996.

Net income for the third quarter was $476, or $.06 per share, compared to $1,600, or $.20 per share, for last year's third quarter. Net income for the first nine months was $4,505, or $.58 per share, down from $5,593, or $.69 per share, for last year.





                                 -Page 8 of 10-

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On March 17, 1997, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market
transactions during the 1997 and 1998 fiscal years.    Since this
authorization, as of April 7, 1997, the Company has repurchased 200,000 shares of its common stock on the open market at an average price of $12.80.

On March 17, 1997, the Board of Directors declared a regular quarterly cash dividend of $.05 per share. The dividend is payable May 1, 1997, to shareholders of record as of the close of business on April 15, 1997.

On March 17, 1997, the Board of Directors approved  the  divestiture  of the
Jesse Jones packaged meats business.   The  decision  was  based  on resource
reallocation and the strategic goal of focusing capital investment and human resources on the Company's core snack food business. The financial impact of this decision can not be determined at this time. Hill Thompson Capital Markets, Inc. has been retained to find a buyer for the packaged meats business.

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



                                 -Page 9 of 10-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: Ex. 27  Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended February 23, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GoodMark Foods, Inc.
                                       (Registrant)

                                       /s/ Ron E. Doggett
Date:  April 9, 1997                   -------------------------------
                                       Ron E. Doggett
                                       Chairman and
                                       Chief Executive Officer

                                       /s/ Paul L. Brunswick
Date:  April 9, 1997                   -------------------------------
                                       Paul L. Brunswick
                                       Vice President
                                       Chief Financial Officer





                                -Page 10 of 10-