Form 10-K405
period 1997-05-25
GOODMARK FOODS INC
filed 1997-08-22
CIK 778709

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 25, 1997            Commission file number 0-13944


                              GoodMark Foods, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

North Carolina                                        56-1330788
--------------------------------------------------------------------------------
(State of Incorporation)                              (I.R.S. Employer
                                                      Identification Number)

6131 Falls of Neuse Road
Raleigh, North Carolina                               27609
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:     (919) 790-9940

Securities registered pursuant to Section 12(g) of the Act:

                           $.01 Par Value Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]          No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         As of August 4, 1997, there were 7,225,635 shares of the Registrant's common stock outstanding, $.01 par value per share. The aggregate market value of the Registrant's common stock at August 4, 1997 held by those persons deemed by the Registrant to be nonaffiliates was approximately $70 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                  Where Incorporated
---------                                                  ------------------

1.  Annual Report to Shareholders for year ended
    May 25, 1997                                                 Part II

2.  Proxy Statement for Annual Meeting of Shareholders
    to be held September 25, 1997                                Part III

                              GOODMARK FOODS, INC.

                             Form 10-K Annual Report
                                      Index

                                                                           Page
                                                                           ----
PART I.

         Item 1.  Business

                  General Development of Business                             3
                  Narrative Description of Business                           3
                  Financial Information About Export Sales                    6
                  Statement of Forward Looking Information                    6
                  Executive Officers of the Registrant                        7


         Item 2.  Properties                                                  8

         Item 3.  Legal Proceedings                                           8

         Item 4.  Submission of Matters to a Vote of Security Holders         8

PART II.

         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                         9

         Item 6.  Selected Financial Data                                     9

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

         Item 8.  Financial Statements and Supplementary Data                 9

         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        10

PART III.

         Item 10. Directors and Executive Officers of the Registrant         10

         Item 11. Executive Compensation                                     10

         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                             10

         Item 13. Certain Relationships and Related Transactions             10

PART IV.

         Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.                                       10

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

The Company is the leading producer and marketer of meat snacks in the United States. Its principal products are meat sticks, beef jerky, and pickled sausage sold under the SLIM JIM(R), PEMMICAN(R), and PENROSE(R), brand names.
These brands are leading brands in their respective niches of the meat snack industry.

The Company makes extruded grain snacks under the ANDY CAPP'S(R), brand.

The Company also manufactures a line of packaged meats including hot dogs, bologna, sausage, and luncheon meats marketed in Virginia and the Carolinas under the JESSE JONES brand. In March, 1997, the Company announced its strategic decision to discontinue the operations comprising its JESSE JONES packaged meats business. See note 2 to the Consolidated Financial Statements on page 15 of
Exhibit 13 of this Annual Report on Form 10-K.

SLIM JIM meat sticks are a ready-to-eat dry sausage made of meat, spices, and seasonings. SLIM JIM is a widely-recognized brand name in the snack food industry. The Company markets over thirty different types of SLIM JIM meat sticks including Spicy, TABASCO(R), Beef `n Cheese, Mild flavors, Beef Steak, and Pepperoni. SLIM JIM's are sold in various sizes including the original SLIM JIM, BIG SLIM(R), SUPER SLIM(R), and SLIM JIM GIANT(R).

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

ANDY CAPP'S extruded products are french fry shaped snacks that are baked rather than fried from a grain and vegetable base. ANDY CAPP'S are sold in five flavors: Hot, Pub, Cheddar, Salsa, and Ranch.

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

RAW MATERIALS. The Company's primary ingredients are beef, chicken, pork, and spices. Other raw materials include casings, vegetable oil, packaging films, and glass containers. These materials are purchased at prevailing market prices from a number of vendors. The Company believes that there is currently a sufficient supply of raw materials at competitive prices.

TRADEMARKS. The Company owns the rights to numerous trademarks which are important to the business of the Company. In June, 1992, the Company established GFI Holdings, Inc., a California corporation and wholly-owned subsidiary of GoodMark Foods, Inc. to own, manage, and control all of the trademarks, tradenames, licenses, and patents of the Company. GFI Holdings, Inc. by assignment from GoodMark Foods, Inc. is the owner and licensor of all tradenames and trademarks of the Company and by separate agreement licenses these tradenames and trademarks to the Company.

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


SEASONALITY. Meat snacks sales are higher in the warm weather months and lower in the cool weather months with December being the lowest month due to the holiday season. There is less seasonality in the extruded snacks market. The seasonality is influenced by the seasonality of convenience stores' sales.

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

CUSTOMER CONCENTRATION. In fiscal year 1997 sales to WalMart Stores, Inc. and its subsidiaries' represented more than 10% of the Company net sales. All of the sales to WalMart Inc. were comprised of the Company's branded products. A significant portion of the sales to WalMart Inc. are to its McLane Division which is the largest food and grocery distributor in the U.S.

BACKLOG. Orders are filled promptly from product on hand so there is a limited order backlog.

BUSINESS WITH THE U.S. GOVERNMENT. The Company sells its snacks on open account to the U.S. military for resale in commissaries, post exchanges, and ships' stores afloat. None of this business is subject to profit renegotiation.

COMPETITION. The Company's products compete in the snack food and packaged meat categories both with similar products and with products which are substitute foods. Competitive factors include product quality, taste, brand awareness, method of distribution, promotional support, and price. The Company believes that it has a competitive advantage in the meat snack portion of the snack food market because of its reputation, brand identity, product quality, marketing skills, and distribution system. While the Company maintains a market share of approximately 40% of the meat snack segment of the snack food industry, it is a relatively small competitor in the total snack food industry.

The Company's principal competitors in the meat stick and beef jerky market are; Oberto Sausage Co., Frito-lay, Inc., a subsidiary of PepsiCo., Inc.; and Tombstone Pizza Corp., a subsidiary of Phillip Morris Cos. Within the pickled meat snack market, Geo. A. Hormel & Company is the Company's principal competitor. Numerous small regional companies also compete in the meat snack market. The meat snack market generally has low barriers to entry and is subject to competition from large, multi-line companies as well as small, regional producers.

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

EMPLOYEES. The Company employs approximately 1,100 persons, including 300 salaried employees and 800 hourly employees of whom 680 are covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT EXPORT SALES. Financial information relating to export sales is as follows:

                                            Year (in $000's)
                                  ---------------------------------------
                                   1995            1996             1997
                                  ------         -------          -------

Export Sales                      $5,134         $ 4,504          $ 3,884

Income (Loss) Before Taxes           319             (28)            (668)

Identifiable Assets                  -0-             -0-              206

The Company's major export markets are currently in the Pacific Rim and Puerto Rico, and the Company believes Mexico and selected European markets also offer potential long-term growth.

FORWARD-LOOKING INFORMATION:

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by, or on behalf of, the Company. The Company wishes to advise readers that the following important factors, among others, in some cases have affected and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

a. Specific risks and uncertainties to the Company's financial performance include all the macro and micro economic factors that affect any business operating in competitive markets in a competitive world economy.

b. Risk factors most relevant to the Company's short term and longer term financial performance are attainment of its assumptions concerning unit volumes, pricing, raw material costs, operating costs, and operating efficiencies.

c. The attainment of these assumptions is determined by the successful execution of management's plans as well as external factors. External factors include general economic conditions, snack market growth, meat snack category growth, competitors' actions, and customer acceptance of the Company's products and promotions.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information on the executive officers of the Company. There are no family relationships between any of the executive officers or directors of the Company.

                                    Position with Company and
Name                  Age           Business Experience
----                  ---           -------------------

Ron E. Doggett        62            Chairman of the Board since June 1, 1987 and
                                    a Director since 1982; Chief Executive
                                    Officer since 1985; President from 1983 to
                                    1989; Executive Vice President and Chief
                                    Financial Officer from 1982 to 1983; Vice
                                    President from 1968 to 1982. Mr. Doggett served as Interim Chief Financial Officer from July 1, 1992 until December, 1992 because of the medical disability of Edward
                                    B. McLean who ceased serving as Vice
                                    President and Chief Financial Officer.

Richard C. Miller     58            President and Chief Operating Officer since
                                    April 1989 and a Director since September
                                    1989. Previously with Sun-Diamond Growers of
                                    California Inc., Pleasanton, CA as President from 1988 to March 1989 and as Senior Vice
                                    President Business Management/Marketing from
                                    1986 to 1989; President and Chief Executive
                                    Officer of S. B. Thomas division of CPC
                                    International, Inc. from 1984 to 1986.

Paul L. Brunswick     57            Vice President and Chief Financial Officer
                                    since December 1, 1992. Previously with
                                    CompuChem Corporation as Vice President,
                                    Chief Financial Officer from 1987 to 1992 and as Vice President, Finance for Castle
                                    Company, Division of Sybron Corporation from
                                    1984 to 1987.

Alvin C. Blalock      51            Vice President and Director of Manufacturing
                                    since February 16, 1994 and Secretary since
                                    June 1, 1987; Vice President and Chief
                                    Administrative officer from June 1, 1992 to
                                    February 15, 1994; Vice President Personnel and Corporate Relations from 1985 to May 31,
                                    1992; Director of Personnel from 1983 to
                                    1985; Personnel Manager of Garner plant from
                                    1971 to 1983.

Richard E. Kennedy    52            Vice President since January 10, 1994 and
                                    Director of Snack Sales since 1984; Regional
                                    Sales Manager from 1979 to 1984.


ITEM 2.  PROPERTIES

                  Size
Location          (Sq,. Ft)    Ownership     Activity
--------          ---------    ---------     --------

Garner, NC        277,000      owned         Manufacture of SLIM JIM, and PENROSE
                                             meat snack products and JESSE JONES
                                             packaged meats products.

Folcroft, PA      125,000      owned         Packaging of PENROSE meat snacks,
                   36,800      leased        manufacture of ANDY CAPP'S extruded
                                             snacks, and eastern U.S. distribution of
                                             all snack products.

San Jose, CA       45,000      owned         Manufacture of PEMMICAN natural style
                   10,400      leased        beef jerky and western U.S. distribution of
                                             all snack products.

Raleigh, NC        27,676      leased        Corporate offices.


All the Company's properties are considered suitable for their present use.


ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from page 6, "Market and Dividend Information", of the Company's 1997 Annual Report to Shareholders included as exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

This information is incorporated by reference from page 7, "Selected Financial Data" of the Company's 1997 Annual Report to Shareholders included as exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from pages 8 and 9, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of the Company's 1997 Annual Report to Shareholders included as exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, supplementary financial information, and independent auditors' report dated July 10, 1997 are incorporated by reference from page 6 and pages 10 - 24 of the Company's 1997 Annual Report to Shareholders included as exhibit 13.


                                                             Reference to
                                                     ---------------------------
                                                     1997 Annual       Form
                                                     Report Page       10-K Page
                                                     -----------       ---------

Consolidated Balance Sheets                             10               39
Consolidated Statements of Income                       11               40
Consolidated Statements of Stockholders'
     Equity                                             12               41
Consolidated Statements of Cash Flows                   13               42
Notes to Consolidated Financial Statements              14 - 24          43 - 53
Independent Auditors' Report                            24               53

Supplementary Financial Information

Quarterly Financial Data (Unaudited)                     6               35
Independent Auditors Report re:
      Financial Statement Schedule                                       12
Valuation and Qualifying Accounts (Schedule II)                          13

The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors is incorporated by reference from pages 4 through 6, "Proposal 1: Election of Directors" , in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 25, 1997. Information on executive officers is included under the caption "Executive Officers of the Registrant" on pages 7 and 8 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from pages 7 through 12, "Executive Compensation", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 25, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from pages 2 and 3, "Share Ownership of Management and Others", in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 25, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS. See Item 8 for a listing of all Financial Statements, Independent Auditors' Report, and Supplementary Data.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended May 25, 1997.

(c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Executive compensation plans and arrangements are listed in exhibits 10.1 through 10.5

         (3)      Articles of Incorporation and Bylaws.

         (4) Specimen copy of certificate for common stock, $0.01 face value.

         (4.1)    Loan Agreement dated November 21, 1995.

         (10.1) Severance Compensation Agreements between the Company and the executive officers other than Mr. Doggett.

         (10.2) Employment Agreement dated August 1, 1988 between the Company and Mr. Doggett as amended August 1, 1996.

         (10.3) 1985 Non-Qualified Stock Option Plan as amended and restated December 18, 1996.

         (10.4)   Restricted Stock Award Plan.

         (10.5)   Phantom Unit Plan effective December 18, 1996.

         (13) Pages 6 - 24 of Annual Report to Shareholders for year ended May 25, 1997.

         (21)     Subsidiaries of the Company.

         (23)     Consent of independent auditors.

         (27)     Financial Data schedule (for SEC use only).

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of GoodMark Foods, Inc.:

We have audited the consolidated financial statements of GoodMark Foods, Inc. and its subsidiaries as of May 25, 1997 and May 26, 1996, and for each of the three fiscal years in the period ended May 25, 1997, and have issued our report thereon dated July 10, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of GoodMark Foods, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
July 10, 1997

                              GOODMARK FOODS, INC.
                 Schedule II--Valuation and Qualifying Accounts



                                                           Additions        Collections
                                         Balance at        Charged to       of Accounts
                                         Beginning         Costs and        Previously        Deductions      Balance at
Year            Description              of Period         Expenses         Written Off       Write Offs      End of Period
----            -----------              ---------         ----------       -----------       ----------      -------------
May 28, 1995    Allowance for
                 doubtful accounts       $238,171           $125,004         $ 4,063            $ 90,680        $276,558

May 26, 1996    Allowance for
                 doubtful accounts       $276,558           $140,000         $ 5,086            $ 97,123        $324,521

May 25, 1997    Allowance for
                 doubtful accounts       $324,521           $130,000         $20,699            $104,790        $370,430


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Raleigh, North Carolina, on the 21st day of August, 1997.

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

Signature                        Title                           Date
---------                        -----                           ----

/s/ Ron E. Doggett               Chairman, Chief                 August 21, 1997
-----------------------------    Executive Officer
Ron E. Doggett

/s/ Alvin C. Blalock             Vice President,                 August 21, 1997
-----------------------------    Director of Manufacturing,
Alvin C. Blalock                 and Secretary

/s/ Paul L. Brunswick            Vice President,                 August 21, 1997
-----------------------------    Chief Financial Officer
Paul L. Brunswick

/s/ Thomas W. D'Alonzo           Director                        August 21, 1997
-----------------------------
Thomas W. D'Alonzo

/s/ Donald H. Grubb              Director                        August 21, 1997
-----------------------------
Donald H. Grubb

/s/ Eric J. Lomas                Director                        August 21, 1997
-----------------------------
Eric J. Lomas

/s/ Richard C. Miller            President, Chief Operating      August 21, 1997
-----------------------------    Officer, and Director
Richard C. Miller

/s/ Robert B. Seidensticker      Director                        August 21, 1997
-----------------------------
Robert B. Seidensticker


/s/ Rollie Tillman               Director                        August 21, 1997
-----------------------------
Rollie Tillman

                                  EXHIBIT INDEX

                                                                                 Form 10-K
Exhibit                                                                          Sequential
Number    Description of and Reference to Exhibit                                 Page No.
------    ---------------------------------------                               ----------
(3)      Restated Articles of Incorporation and Bylaws filed as                    *
         Exhibit 3 to Form 10-K for the fiscal year ended May 27,
         1990 and incorporated herein by reference.

(4)      Specimen copy of certificate for common stock, $.01 par value,            *
         filed as Exhibit 4.1 to the Registration Statement (No. 33-660)
         on Form S-1, Amendment No. 1, filed with the Commission on
         November 5, 1985 and incorporated herein by reference.

(4.1).   Loan agreement dated November 21, 1995 filed as Exhibit 4.1 to Form       *
         10K for fiscal year ended May 26, 1996.
         Loan agreement dated January 12, 1995 filed as Exhibit 4.1 to Form 10K for fiscal year ended May 27, 1995. Amendment dated February 7, 1995 to
         Loam Agreement dated January 7, 1994 filed as Exhibit 4.2 to Form 10K for the fiscal year ended May 29, 1994. Amendments dated February 7,
         1995 and May 25, 1995 to Loan Agreement dated May 22, 1990. Amendments dated October 4, 1993 and December 21, 1993 to Loan Agreement dated May
         22, 1990 filed as Exhibit 4.2 to Form 10K for the fiscal year ended May
         29, 1994, both incorporated herein by reference.

(10.1)   Severance Compensation Agreements between the Company                     *
         and executive officers other than Mr. Doggett filed as Exhibit
         10.1 to Form 10-K for the fiscal year ended May 29, 1988 and incorporated herein by reference.

(10.2)   Amendment dated August 1, 1997 to Employment Agreement                   18
         dated August 1, 1988 between the Company and Mr. Doggett.
         Employment Agreement filed as Exhibit 10.2 to Form 10-K
         for the fiscal year ended May 29, 1988 incorporated herein by reference.

(10.3)   1985 Non-Qualified Stock Option Plan as amended and restated             20
         December 18,  1996.

(10.4)   Restricted Stock Award Plan dated October 15, 1985 filed as               *
         Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended
         May 28, 1989 and incorporated herein by reference.

(10.5)   Phantom Unit Plan effective December 18, 1996.                           29

(13)     Pages 6 - 24 of Annual Report to Shareholders for year ended             35
         May 25, 1997.

(21)     Subsidiaries of the Company                                              17

(23)     Consent of Independent Auditors.                                         54

(27)     Financial Data Schedule (for SEC use only).


*Incorporated by reference