Form 10-Q
period 1997-08-24
GOODMARK FOODS INC
filed 1997-10-03
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended                           Commission File Number
AUGUST 24, 1997                                                       0-13944

                             GOODMARK FOODS, INC.(R)
             (Exact name of Registrant as specified in its charter)



NORTH CAROLINA                                                     56-1330788
(State of incorporation)                 (I.R.S. Employer Identification No.)

6131 FALLS OF NEUSE ROAD, RALEIGH, NORTH CAROLINA                       27609
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:            (919) 790-9940

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]                No


Number of shares outstanding of Registrant's Common Stock,
  $.01 par value, as of September  26, 1997                          6,961,612











                                    1 of 11

                             GOODMARK FOODS, INC.(R)


                           Form 10-Q Quarterly Report



                                      Index


                                                                  Page

PART I.  Financial Information

         Item 1.  Consolidated financial statements

                  Consolidated balance sheets                       3

                  Consolidated statements of income                 4

                  Consolidated statements of cash flows             5

                  Notes to consolidated financial statements        6

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations     8

Part II. Other Information

         Item 4.  Submission of matters to a vote of
                  security holders                                  9

         Item 5.  Other information                                10

         Item 6.  Exhibits and reports on Form 8-K                 10




                                    2 of 11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                             GOODMARK FOODS, INC.
                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                       AUGUST 24, 1997 AND MAY 25, 1997
                                   ($000's)


                                                 August 24, 1997    May 25, 1997
                                                 ---------------    ------------
ASSETS

Current assets

     Cash and cash equivalents                         $   738         $ 1,443
     Accounts and notes receivable                       8,463           7,618
     Inventories                                        13,168          13,081
     Prepaid expenses                                    5,487           5,475
     Net assets of discontinued operations               1,040           1,227
     Other assets                                        2,239           2,984
                                                       -------         -------

        Total current assets                            31,135          31,828

Property and equipment, net                             50,182          50,926

Other assets                                             1,835           1,951
                                                       -------         -------

        Total                                          $83,152         $84,705
                                                       =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                  $ 5,365         $ 5,762
     Accrued expenses and other liabilities              8,332           7,959
                                                       -------         -------

        Total current liabilities                       13,697          13,721

Long-term debt and other long-term obligations          15,189          18,431

Deferred income taxes                                    5,762           5,762

Commitments and contingencies

Shareholders' equity                                    48,504          46,791
                                                       -------         -------

        Total                                          $83,152         $84,705
                                                       =======         =======




         See accompanying notes to consolidated financial statements.


                                   3 of 11

                              GOODMARK FOODS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE 13 WEEK PERIODS ENDED
                       AUGUST 24, 1997 AND AUGUST 25, 1996
                        ($000's, except per share data)

                                                                 13 Weeks Ended
                                                           --------------------------
                                                           August 24,      August 25,
                                                              1997           1996
                                                           ---------       ----------
Net sales                                                   $42,296         $40,922

Cost of goods sold                                           25,149          24,067
                                                            -------         -------

Gross profit                                                 17,147          16,855

Selling, general, and administrative expenses                13,585          13,409
                                                            -------         -------

Income from operations                                        3,562           3,446

Interest and other net expense (income)                         211             217
                                                            -------         -------

Income before income taxes                                    3,351           3,229

Income taxes                                                  1,260           1,179
                                                            -------         -------

Income from continuing operations                             2,091           2,050

Income from discontinued operations, net of tax                --                15
                                                            -------         -------

Net income                                                  $ 2,091         $ 2,065
                                                            =======         =======

Earnings per common share - primary and fully diluted       $  0.28         $  0.26
                                                            =======         =======

Average shares outstanding - primary                          7,485           7,868
                                                            =======         =======

Average shares outstanding - fully diluted                    7,485           7,887
                                                            =======         =======

Dividends per share                                         $  0.06         $  0.05
                                                            =======         =======



See accompanying notes to consolidated financial statements.





                                    4 of 11

                              GOODMARK FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE 13 WEEK PERIODS ENDED
                       AUGUST 24, 1997 AND AUGUST 25, 1996
                                    ($000's)


                                                                                           13 Weeks Ended
                                                                                    ---------------------------
                                                                                    August 24,       August 25,
                                                                                      1997              1996
                                                                                    ---------        ----------
Cash flows from operating activities:
      Net income                                                                    $ 2,091          $ 2,065
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                               1,403            1,464
          Amortization of deferred expenses                                              25               25
          (Gain) loss on disposal of fixed assets                                         8               (6)
          Changes in assets and liabilities:
             Net increase in assets                                                    (199)          (2,619)
             Net decrease in liabilities                                                (13)          (1,430)
                                                                                    -------          -------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             3,315             (501)
                                                                                    -------          -------

Cash flows from (used in) investing activities:
      Proceeds from disposal of fixed assets                                           --              1,406
      Capital expenditures                                                             (624)            (673)
      Decrease in other assets                                                            5                5
      Net cash provided by discontinued operations                                      238             --
                                                                                    -------          -------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (381)             738
                                                                                    -------          -------

Cash flows from (used in) financing activities:
      Proceeds from issuance of long-term debt                                        3,400            6,500
      Principal payments on long-term debt and
        other long-term obligations                                                  (6,650)          (7,300)
      Common stock issued under dividend reinvestment plan                               17               19
      Repurchase of common stock                                                       --                (24)
      Stock options exercised                                                            27              112
      Cash dividends paid                                                              (433)            (380)
                                                                                    -------          -------

      NET CASH USED IN FINANCING ACTIVITIES                                          (3,639)          (1,073)
                                                                                    -------          -------

Net decrease in cash and cash equivalents                                              (705)            (836)

Cash and cash equivalents at beginning of period                                      1,443              858
                                                                                    -------          -------

Cash and cash equivalents at end of period                                          $   738          $    22
                                                                                    =======          =======


See accompanying notes to consolidated financial statements.





                                    5 of 11

                              GOODMARK FOODS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ($000's)

1) The Notes to Consolidated Financial Statements included in Registrant's annual report for the fiscal year ended May 25, 1997 as incorporated in Form 10-K filed with the Securities and Exchange Commission on August 22, 1997 should be read in conjunction with these quarterly financial statements.

2) The financial information herein is unaudited. The information reflects all normal recurring adjustments which are necessary in management's opinion for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of results for the fiscal year. Certain reclassifications have been made to prior year financial statements to conform to the classifications used in fiscal 1998.

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

3) Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following in thousands of dollars:

                                                       8/24/97        5/25/97
                                                       -------        -------
         Raw materials                                 $ 5,559        $ 5,131
         Work-in-process                                   934            768
         Finished goods                                  7,784          7,898
         Less LIFO reserve                              (1,109)          (716)
                                                       -------        -------
         Inventories, net                              $13,168        $13,081
                                                       =======        =======

4) Interest and other net expense (income) consisted of the following in thousands of dollars:
                                                           13 Weeks Ended
                                                       ----------------------
                                                       8/24/97        5/25/97
                                                       -------        -------

         Interest expense                                $254           $246
         Interest income                                  (29)           (16)
         Other expense (income)                           (14)           (13)
                                                         ----           ----
         Other expense (income), net                     $211           $217
                                                         ====           ====


                                    6 of 11

5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares outstanding under the primary earnings per share calculation for the first quarter of fiscal 1998 include 260,592 of equivalent shares from options. Weighted average shares outstanding under the fully diluted earnings per share calculation for the first quarter of fiscal 1998 include 260,597 of equivalent shares from options.

         Weighted average shares outstanding under the primary earnings per share calculation for the first quarter of fiscal 1997 include 270,182 of equivalent shares from options. Weighted average shares outstanding under the fully diluted earnings per share calculation for the first quarter of fiscal 1997 include 288,400 of equivalent shares from options.




                                    7 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ($000'S)

Material Changes in Financial Condition from Fiscal Year End

The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and exiting bank lines of credit. There were no material changes in financial condition during the first quarter. The current ratio at August 24, 1997 was 2.3, unchanged from May 25, 1997. Long term debt and obligations were 24% of total capitalization compared to 28% at fiscal year end.

Material Changes in Results of  Operations for the First Fiscal Quarter

Due to the fiscal 1997 decision to sell the Jesse Jones packaged meats business, the Company has reclassified all sales and earnings of the Jesse Jones packaged meats business into discontinued operations for all fiscal periods for comparison purposes. See Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders. Net sales from continuing operations, which are snack items only, for the first quarter of fiscal 1998 were 3% favorable to the first quarter of fiscal 1997. Led by the Slim Jim brand, which increased 8%, total branded business increased 5% over last year's first quarter.

First quarter gross profit margin rate was 41% for both this year and last year despite this year's higher meat costs and general inflationary costs. This was achieved through improved manufacturing efficiencies.

Selling, general, and administrative expenses were 32% as a percentage of sales for the first quarter compared to 33% for last year's first quarter. This level of spending reflects our continuing support of our major brands through advertising, merchandising, and new product programs designed to maintain our leadership position in meat snacks.

Net income for the first quarter was $2,091, or $.28 per share, compared to 2,065, or $.26 per share for last year's first quarter.




                                    8 of 11

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 1997, the Company held its Annual Meeting of Shareholders. A quorum of 94.6% of the shares outstanding were represented by proxy at the meeting. At the Annual Meeting, the appointment of Deloitte & Touche LLP as independent auditors for the Company and its subsidiaries for the fiscal year ending May 31, 1998, was ratified. The only other proposal considered by shareholders was the election of directors. The following seven nominees were elected to the Board of Directors: Ron E. Doggett, Richard C. Miller, Eric J. Lomas, Donald H. Grubb, Thomas W. D'Alonzo, Rollie Tillman, Jr., and Robert B. Seidensticker. The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as to the election of directors, and as to the ratification of Deloitte & Touche LLP, were as follows:

A.   Election of  Directors

                                                              Absten-
                                                              tions and
Director                   Votes            Votes             Broker
Nominee                    For              Withheld          Nonvotes
--------                   -----            --------          --------

Ron E. Doggett             6,826,803        11,887            432,641

Richard C. Miller          6,826,843        11,847            432,641

Eric J. Lomas              6,610,743       227,947            432,641

Donald H. Grubb            6,817,486        21,203            432,641

Thomas W. D'Alonzo         6,826,843        11,847            432,641

Rollie Tillman, Jr.        6,824,843        13,847            432,641

Robert B. Seidensticker    6,817,786        20,903            432,641


B.   Ratification of Appointment of Auditors

                                                                      Absten-
                                                                      tions and
                                    Votes            Votes            Broker
                                    For              Against          Nonvotes
                                    -----            -------          --------
Ratification of
Deloitte & Touche LLP               6,824,813        10,019           436,498



                                    9 of 11

ITEM 5.  OTHER INFORMATION

On September 25, 1997, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market transactions through the end of fiscal 1999. The previous repurchase authorization for 500,000 shares, which was announced in March 1997, was completed in September 1997.

On September 25, 1997, the Board of Directors declared a regular quarterly cash dividend of $.06 per share. The dividend is payable November 3, 1997, to shareholders of record as of the close of business on October 15, 1997.

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

* The reader is urged to refer to the Company's FORM 10K, PART I, ITEM 1., "Narrative Description of the Business" to better understand the unique characteristics of the Company's business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:       (27)  Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended August 24, 1997.


                                    10 of 11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GOODMARK FOODS, INC.
                                           (Registrant)



Date:    October 3, 1997                    /s/ Ron E. Doggett
                                            ------------------
                                            Ron E. Doggett
                                            Chairman and Chief Executive Officer


Date:    October 3, 1997                    /s/ Paul L. Brunswick
                                            ---------------------
                                            Paul L. Brunswick
                                            Vice President and Chief Financial
                                            Officer






                                    11 of 11