Form 10-Q
period 1997-11-23
GOODMARK FOODS INC
filed 1998-01-07
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended                              Commission File Number
NOVEMBER  23, 1997                                                       0-13944

                             GOODMARK FOODS, INC.(R)

             (Exact name of Registrant as specified in its charter)



NORTH CAROLINA                                                        56-1330788
(State of incorporation)                   (I.R.S. Employer  Identification No.)

6131 FALLS OF NEUSE ROAD, RALEIGH, NORTH CAROLINA                          27609
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (919) 790-9940

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]          No


Number of shares outstanding of Registrant's Common Stock,
  $.01 par value, as of  December  31, 1997                            6,983,610



                                    1 of 10

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



                                    2 of 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               GOODMARK FOODS, INC
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 23, 1997 AND MAY 25, 1997
                                    ($000's)


                                                  November 23,   May 25,
                                                      1997         1997
                                                  ------------   --------
ASSETS

Current assets
     Cash and cash equivalents                      $   500      $ 1,443
     Accounts and notes receivable                    6,574        7,618
     Inventories                                     14,400       13,081
     Prepaid expenses                                 5,358        5,475
     Net assets of discontinued operations              209        1,227
     Other assets                                     2,239        2,984
                                                    -------      -------

        Total current assets                         29,280       31,828

Property and equipment, net                          49,787       50,926

Other assets                                          1,718        1,951
                                                    -------      -------

        Total                                       $80,785      $84,705
                                                    =======      =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                               $ 4,158      $ 5,762
     Accrued expenses and other liabilities           9,153        7,959
                                                    -------      -------

        Total current liabilities                    13,311       13,721

Long-term debt and other long-term obligations       15,692       18,431

Deferred income taxes                                 5,762        5,762

Commitments and contingencies

Shareholders' equity                                 46,020       46,791
                                                    -------      -------

        Total                                       $80,785      $84,705
                                                    =======      =======


See accompanying notes to consolidated financial statements.


                                    3 of 10

                              GOODMARK FOODS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 13 AND 26 WEEK PERIODS ENDED
                     NOVEMBER 23, 1997 AND NOVEMBER 24, 1996
                                    ($000's)

                                                       13 Weeks Ended                 26 Weeks Ended
                                               ----------------------------    -----------------------------

                                               Nov. 23, 1997   Nov. 24, 1996   Nov. 23, 1997   Nov. 24, 1996
                                               -------------   -------------   -------------   -------------



Net sales                                        $42,453         $ 42,783          $84,749         $83,705

Cost of goods sold                                25,468           25,698           50,617          49,765
                                                 -------         --------          -------         -------

Gross profit                                      16,985           17,085           34,132          33,940

Selling, general, and
  administrative expenses                         13,017           14,000           26,602          27,409
                                                 -------         --------          -------         -------

Income from operations                             3,968            3,085            7,530           6,531

Interest and other net expense (income)              121              (65)             332             152
                                                 -------         --------          -------         -------

Income before income taxes                         3,847            3,150            7,198           6,379

Income taxes                                       1,447            1,186            2,707           2,365
                                                 -------         --------          -------         -------

Income from continuing operations                  2,400            1,964            4,491           4,014

Income from discontinued operations,
  net of tax                                        --               --               --                15
                                                 -------         --------          -------         -------

Net income                                       $ 2,400         $  1,964          $ 4,491         $ 4,029
                                                 =======         ========          =======         =======

Earnings per common share-primary
  and fully diluted                              $  0.33         $   0.25          $  0.61         $  0.51
                                                 =======         ========          =======         =======

Average shares outstanding-primary                 7,235            7,886            7,360           7,878
                                                 =======         ========          =======         =======

Average shares outstanding-fully diluted           7,238            7,890            7,364           7,897
                                                 =======         ========          =======         =======

Dividends per share                              $  0.06         $   0.05          $  0.12         $  0.10
                                                 =======         ========          =======         =======



See accompanying notes to consolidated financial statements.


                                    4 of 10

                              GOODMARK FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE 26 WEEK PERIODS ENDED
                     NOVEMBER 23, 1997 AND NOVEMBER 24, 1996
                                    ($000's)


                                                                      26 Weeks Ended
                                                             ------------------------------------
                                                             November 23, 1997  November 24, 1996
                                                             -----------------  -----------------
Cash flows from operating activities:
      Net income                                                   $ 4,491          $  4,029
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                              2,807             2,938
          Amortization of deferred expenses                             51                50
          Loss on disposal of fixed assets                              12                25
          Changes in assets and liabilities:
             Net (increase) decrease in assets                         581            (5,612)
             Net decrease in liabilities                              (196)             (724)
                                                                   -------          --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                      7,746               706
                                                                   -------          --------

Cash flows from (used in) investing activities:
      Proceeds from disposal of fixed assets                            10             1,470
      Capital expenditures                                          (1,534)           (1,818)
      Decrease in other assets                                          10                11
      Net cash provided by discontinued operations                   1,051              --
                                                                   -------          --------

      NET CASH USED IN INVESTING ACTIVITIES                           (463)             (337)
                                                                   -------          --------

Cash flows from (used in) financing activities:
      Proceeds from issuance of long-term debt                       5,800            15,650
      Principal payments on long-term debt and
        other long-term obligations                                 (8,550)          (14,250)
      Common stock issued under dividend reinvestment plan              32                36
      Repurchase of common stock                                    (5,012)           (2,200)
      Stock options exercised                                          356               338
      Cash dividends paid                                             (852)             (761)
                                                                   -------          --------

      NET CASH USED IN FINANCING ACTIVITIES                         (8,226)           (1,187)
                                                                   -------          --------


Net decrease in cash and cash equivalents                             (943)             (818)

Cash and cash equivalents at beginning of period                     1,443               858
                                                                   -------          --------

Cash and cash equivalents at end of period                         $   500          $     40
                                                                   =======          ========


See accompanying notes to consolidated financial statements.


                                    5 of 10

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

2) The financial information herein is unaudited. The information reflects all normal recurring adjustments which are necessary in management's opinion for a fair statement of results for the interim periods presented. Interim results are not necessarily indicative of results for the fiscal year. Certain reclassifications have been made to prior year's financial statements to conform to the classifications used in fiscal 1998.

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

3) Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following in thousands of dollars:

                                             11/23/97                   5/25/97
                                            --------                   --------

         Raw materials                      $  5,651                   $  5,131
         Work-in-process                         880                        768
         Finished goods                        8,978                      7,898
         Less LIFO reserve                    (1,109)                      (716)
                                            --------                   --------
         Inventories, net                   $ 14,400                   $ 13,081
                                            ========                   ========

4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                          13 Weeks Ended        26 Weeks Ended
                                        ------------------    ------------------
                                        11/23/97  11/24/96    11/23/97  11/24/96
                                        --------  --------    --------  --------

         Interest expense                $ 245      $ 233      $ 499      $ 479
         Interest income                   (43)       (18)       (72)       (34)
         Other expense (income)            (81)      (280)       (95)      (293)
                                         -----      -----      -----      -----
         Other expense (income), net     $ 121      ($ 65)     $ 332      $ 152
                                         =====      =====      =====      =====

                                    6 of 10

5) The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable from stock options using the treasury stock method. Weighted average shares outstanding under the primary earnings per share calculation for the second quarter and first half of fiscal 1998 include 246,502 and 253,561, respectively, of equivalent shares from options. Weighted average shares outstanding under the fully diluted earnings per share calculation for the second quarter and first half of fiscal 1998 include 249,477 and 256,926, respectively, of equivalent shares from options.

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



                                    7 of 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ($000's)

Material Changes in Financial Condition from Fiscal Year End

The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and existing bank lines of credit. There were no material changes in financial condition during the second quarter. The current ratio at November 23, 1997 was 2.2 compared to 2.3 at May 25, 1997. Long term debt and obligations were 25% of total capitalization at November 23, 1997 compared to 28% at fiscal year end. In September, the Company repurchased 300,000 shares of its common stock at an average price of $16.71 per share.

The sale of the Jesse Jones packaged meats business was completed on October 6, 1997, and the transition production will conclude in the third quarter.

Material Changes in Results of Operations for the Second Fiscal Quarter and Six Months

Due to the fiscal 1997 decision to sell the Jesse Jones packaged meats business, the Company has reclassified all sales and earnings of the Jesse Jones packaged meats business into discontinued operations for all fiscal periods for comparison purposes. See Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders. Net sales from continuing operations, which are snack items only, for the second quarter of fiscal 1998 were $42,453 compared with $42,783 in the second quarter last year. For the first six months, net sales from continuing operations increased 1% to $84,749 from $83,705 in the first half of last year. As expected, net sales comparisons with the prior year were difficult due to exceptionally heavy promotional activity and customers buying in anticipation of the third quarter price advance last year.

Second quarter gross profit margin rate was 40% for both this year and last year. For the first six months the gross profit margin rate was 40% versus 41% last year.

Selling, general, and administrative expenses were 31% as a percentage of sales for the second quarter and first six months of this year compared to 33% for last year's second quarter and first six months.

Net income for the second quarter was $2,400 or $.33 per share, up from $1,964, or $.25 per share for last year's second quarter. Net income for the first six months was up to $4,491 or $.61 per share, from $4,029 or $.51 per share in the year-earlier period. The share repurchases favorably impacted per share comparisons to last year's second quarter and first six months by $.03 and $.04, respectively.


                                    8 of 10

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 1997, the Company held its Annual Meeting of Shareholders at which the appointment of auditors was ratified and the Board of Directors was elected. Information regarding these matters is reported in the Company's 10-Q for the period ended August 24, 1997 as filed on October 3, 1997 with the SEC.

ITEM 5. OTHER INFORMATION

On September 25, 1997, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock from time to time in open market transactions through the end of fiscal 1999. The previous repurchase authorization for 500,000 shares, which was announced in March 1997, was completed in September 1997.

On December 19, 1997, the Board of Directors declared a regular quarterly cash dividend of $.06 per share. The dividend is payable February 2, 1998, to shareholders of record as of the close of business on January 15, 1998.

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


                                    9 of 10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:    (27)  Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended November 23, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GOODMARK FOODS, INC.
                                   (Registrant)



Date:    January 7, 1998           /s/ Ron E. Doggett
                                   --------------------------------------------
                                   Ron E. Doggett
                                   Chairman and Chief Executive Officer


Date:    January 7, 1998           /s/ Paul L. Brunswick
                                   --------------------------------------------
                                   Paul L. Brunswick
                                   Vice President and Chief Financial Officer



                                    10 of 10