Form 10-Q
period 1998-02-22
GOODMARK FOODS INC
filed 1998-04-08
CIK 778709

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Thirteen Weeks Ended                             Commission File Number
February  22, 1998                                                      0-13944

                             GoodMark Foods, Inc.(R)

             (Exact name of Registrant as specified in its charter)



North Carolina                                                       56-1330788
(State of incorporation)                  (I.R.S. Employer  Identification No.)

6131 Falls of Neuse Road, Raleigh, North Carolina                         27609
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (919) 790-9940

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]          No  [ ]


Number of shares outstanding of Registrant's Common Stock,
  $.01 par value, as of  March 29, 1998                               6,985,712





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



                                    2 of 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                               GOODMARK FOODS, INC
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 22, 1998 AND MAY 25, 1997
                                    ($000's)


                                                         February 22, 1998       May 25, 1997
                                                         -----------------       ------------
ASSETS

Current assets
     Cash and cash equivalents                                $ 2,386               $ 1,443
     Accounts and notes receivable                              6,000                 7,618
     Inventories                                               15,625                13,081
     Prepaid expenses                                           6,098                 5,475
     Net assets of discontinued operations                       --                   1,227
     Other current assets                                       2,620                 2,984
                                                              -------               -------
        Total current assets                                   32,729                31,828

Property and equipment, net                                    49,311                50,926

Other non-current assets                                        1,619                 1,951
                                                              -------               -------

        Total                                                 $83,659               $84,705
                                                              =======               =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                         $ 3,847               $ 5,762
     Net liabilities of discontinued operations                   100                  --
     Accrued expenses and other liabilities                    10,640                 7,959
                                                              -------               -------
        Total current liabilities                              14,587                13,721

Long-term debt and other long-term obligations                 15,192                18,431

Deferred income taxes                                           5,762                 5,762

Shareholders' equity                                           48,118                46,791
                                                              -------               -------

        Total                                                 $83,659               $84,705
                                                              =======               =======


See accompanying notes to consolidated financial statements.


                                    3 of 11

                              GOODMARK FOODS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE 13- AND 39-WEEK PERIODS ENDED
                     FEBRUARY 22, 1998 AND FEBRUARY 23, 1997
                                    ($000's)

                                                          13 Weeks Ended                        39 Weeks Ended
                                                -------------------------------       ---------------------------------

                                                Feb. 22, 1998     Feb. 23, 1997       Feb. 22, 1998       Feb. 23, 1997
                                                -------------     -------------       -------------       -------------

Net sales                                          $38,295            $35,094            $123,044            $118,799

Cost of goods sold                                  22,487             22,182              73,104              71,947
                                                   -------            -------            --------            --------

Gross profit                                        15,808             12,912              49,940              46,852

Selling, general, and
  administrative expenses                           12,126             11,905              38,728              39,314
                                                   -------            -------            --------            --------

Income from operations                               3,682              1,007              11,212               7,538

Interest and other net expense (income)                197                252                 529                 404
                                                   -------            -------            --------            --------

Income before income taxes                           3,485                755              10,683               7,134

Income taxes                                         1,314                284               4,021               2,649
                                                   -------            -------            --------            --------

Income from continuing operations                    2,171                471               6,662               4,485

Income from discontinued operations,
  net of tax                                          --                    5                --                    20
                                                   -------            -------            --------            --------

Net income                                         $ 2,171            $   476            $  6,662            $  4,505
                                                   =======            =======            ========            ========


Earnings per common share-basic                    $  0.31            $  0.06            $   0.94            $   0.60
                                                   =======            =======            ========            ========

Earnings per common share-diluted                  $  0.30            $  0.06            $   0.91            $   0.58
                                                   =======            =======            ========            ========

Average shares outstanding-basic                     6,984              7,445               7,066               7,545
                                                   =======            =======            ========            ========

Average shares outstanding-diluted                   7,236              7,726               7,319               7,826
                                                   =======            =======            ========            ========

Dividends per share                                $  0.06            $  0.05            $   0.18            $   0.15
                                                   =======            =======            ========            ========

See accompanying notes to consolidated financial statements.



                                    4 of 11

                              GOODMARK FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE 39-WEEK PERIODS ENDED
                     FEBRUARY 22, 1998 AND FEBRUARY 23, 1997
                                    ($000's)


                                                                            39 Weeks Ended
                                                                    ---------------------------------

                                                                    February 22,         February 23,
                                                                        1998                 1997
                                                                      --------             --------

Cash flows from operating activities:
      Net income                                                      $  6,662             $  4,505
      Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                                  4,223                4,406
          Amortization of deferred expenses                                 76                   76
          Loss on disposal of fixed assets                                  19                   29
          Changes in assets and liabilities:
             Net (increase) decrease in assets                             658               (4,131)
             Net decrease in liabilities                                  (576)              (1,268)
                                                                      --------             --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               11,062                3,617
                                                                      --------             --------

Cash flows from (used in) investing activities:
      Proceeds from disposal of fixed assets                               176                1,481
      Capital expenditures                                              (2,488)              (3,133)
      Decrease in other assets                                              16                   15
      Net cash provided by discontinued operations                       1,289                 --
                                                                      --------             --------

NET CASH USED IN INVESTING ACTIVITIES                                   (1,007)              (1,637)
                                                                      --------             --------

Cash flows from (used in) financing activities:
      Proceeds from issuance of long-term debt                           6,800               26,950
      Principal payments on long-term debt and
        other long-term obligations                                    (10,050)             (23,250)
      Common stock issued under dividend reinvestment plan                  49                   50
      Repurchase of common stock                                        (5,012)              (4,255)
      Stock options exercised                                              372                  422
      Cash dividends paid                                               (1,271)              (1,138)
                                                                      --------             --------

NET CASH USED IN FINANCING ACTIVITIES                                   (9,112)              (1,221)
                                                                      --------             --------


Net increase in cash and cash equivalents                                  943                  759

Cash and cash equivalents at beginning of period                         1,443                  858
                                                                      --------             --------

Cash and cash equivalents at end of period                            $  2,386             $  1,617
                                                                      ========             ========


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

3) Inventories are stated at the lower of last-in, first-out (LIFO) cost or market. Inventories consisted of the following in thousands of dollars:

                                                       2/22/98           5/25/97
                                                       -------           -------
         Raw materials                                 $ 6,417           $ 5,131
         Work-in-process                                   799               768
         Finished goods                                  9,068             7,898
         Less LIFO reserve                                (659)             (716)
                                                       -------           -------
         Inventories, net                              $15,625           $13,081
                                                       =======           =======

4) Interest and other net expense (income) consisted of the following in thousands of dollars:

                                           13 Weeks Ended          26 Weeks Ended
                                         2/22/98     2/23/97     2/22/98     2/23/97
                                         -------     -------     -------     -------
         Interest expense                 $ 248       $ 289       $ 747       $ 768
         Interest income                    (36)         (9)       (108)        (43)
         Other expense (income)             (15)        (28)       (110)       (321)
                                          -----       -----       -----       -----
         Other expense (income), net      $ 197       $ 252       $ 529       $ 404
                                          =====       =====       =====       =====

                                    6 of 11

5) In the period ending February 22, 1998, the Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation and disclosure requirements of earnings per share ("EPS"). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS, which excludes the impact of common stock equivalents, replaces primary EPS. Diluted EPS, which utilizes the average market price per share as opposed to the greater of the average market price per share or ending market price per share when applying the treasury stock method in determining common stock equivalents, replaces fully diluted EPS. Calculations of earnings per share amounts are given below:

                                            13 Weeks Ended          39 Weeks Ended
                                          -------------------     -------------------
                                          2/22/98     2/23/97     2/22/98     2/23/97
                                          -------     -------     -------     -------
Basic Earnings Per Share:

Numerator:
     Net income                             $2,171      $  476      $6,662      $4,505

Denominator:
     Average common shares outstanding       6,984       7,445       7,066       7,545
                                            ------      ------      ------      ------

Basic EPS                                   $ 0.31      $ 0.06      $ 0.94      $ 0.60
                                            ======      ======      ======      ======


Diluted Earnings Per Share:

Numerator:
     Net income                             $2,171      $  476      $6,662      $4,505

Denominator:
     Average common shares outstanding       6,984       7,445       7,066       7,545
     Equivalent shares from options            252         281         253         281
                                            ------      ------      ------      ------
Average common and common-equivalent
     shares outstanding                      7,236       7,726       7,319       7,826
                                            ------      ------      ------      ------

Diluted EPS                                 $ 0.30      $ 0.06      $ 0.91      $ 0.58
                                            ======      ======      ======      ======



                                    7 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    ($000's)

Material Changes in Financial Condition from Fiscal Year End

The Company maintains a strong position of liquidity and has sufficient financial resources to meet its ongoing operating needs, cash dividend payments, capital expenditures, and stock repurchases through cash flow generated from current operations and existing bank lines of credit. There were no material changes in financial condition since the fiscal year end date. The current ratio at February 22, 1998 was 2.2 compared to 2.3 at May 25, 1997. Long term debt and obligations were 24% of total capitalization at February 22, 1998 compared to 28% at fiscal year end. Long term debt has been reduced by principle payments totaling $3,250 since the fiscal year end date. The increased inventory level is in anticipation of strong demand expected in the fourth fiscal quarter.

The sale of the Jesse Jones packaged meats business was completed on October 6, 1997, and the transition production concluded in December, 1997.

Material Changes in Results of Operations for the Third Fiscal Quarter and Nine Months

Due to the fiscal 1997 decision to sell the Jesse Jones packaged meats business, the Company has reclassified all sales and earnings of the Jesse Jones packaged meats business into discontinued operations for all fiscal periods for comparison purposes. See Note 2 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders. Net sales from continuing operations, which are snack items only, for the third quarter of fiscal 1998 were $38,295, up 9% over net sales of $35,094 in the third quarter of last year. For the first nine months, net sales from continuing operations increased 4% to $123,044 from $118,799 in the first nine months of last year. These revenue gains are due to increased selling and marketing activities.

Third quarter gross profit margin rate was 41% compared to 37% a year ago. For the first nine months the gross profit margin rate was 41% versus 39% last year. The improved gross profit margin rates are due to the favorable raw material costs, operating efficiency gains at our plants, and the price increases we took on our major brand in the third quarter on fiscal 1997.

Selling, general, and administrative expenses were 32% as a percentage of sales for the third quarter and the first nine months of this year compared to 34% for last year's third quarter and 33% for last years first nine months.


                                    8 of 11

Net income for the third quarter was $2,171 or $.30 per share-diluted, up from $476, or $.06 per share-diluted for last year's third quarter. Net income for the first nine months was up to $6,662 or $.91 per share-diluted, from $4,505 or $.58 per share-diluted in the year-earlier period. The Company has repurchased 300,000 shares of its common stock during fiscal 1998. The share repurchases favorably impacted per share comparisons to last year's third quarter and first nine months by $.02 in both periods.


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On March 23, 1998, the Board of Directors declared a regular quarterly cash dividend of $.06 per share. The dividend is payable May 1, 1998, to shareholders of record as of the close of business on April 15, 1998.

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


                                    9 of 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below:

         (27.1)   Financial Data Schedule (for SEC use only).

         (27.2)   Restated Financial Data Schedule for 2/26/95 Form 10-Q.

         (27.3)   Restated Financial Data Schedule for 5/28/95 Form 10-K.

         (27.4)   Restated Financial Data Schedule for 8/27/95 Form 10-Q.

         (27.5)   Restated Financial Data Schedule for 11/26/95 Form 10-Q.

         (27.6)   Restated Financial Data Schedule for 2/25/96 Form 10-Q.

         (27.7)   Restated Financial Data Schedule for 5/26/96 Form 10-K.

         (27.8)   Restated Financial Data Schedule for 8/25/96 Form 10-Q.

         (27.9)   Restated Financial Data Schedule for 11/24/96 Form 10-Q.

         (27.10)  Restated Financial Data Schedule for 2/23/97 Form 10-Q.

         (27.11)  Restated Financial Data Schedule for 5/25/97 Form 10-K.

         (27.12)  Restated Financial Data Schedule for 8/24/97 Form 10-Q.

         (27.13)  Restated Financial Data Schedule for 11/23/97 Form 10-Q.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended February 22, 1998.


                                    10 of 11

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GoodMark Foods, Inc.
                                    (Registrant)



Date:  April 8, 1998                /s/ Ron E. Doggett
                                    ------------------------------------
                                    Ron E. Doggett
                                    Chairman and Chief Executive Officer


Date:  April 8, 1998                /s/ Paul L. Brunswick
                                    ------------------------------------------
                                    Paul L. Brunswick
                                    Vice President and Chief Financial Officer